Form 10-Q
period 2024-03-31
Mereo BioPharma Group plc
filed 2024-05-15
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2024 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 701,363,484.

GENERAL INFORMATION

In this Quarterly Report on Form 10‑Q (“Quarterly Report”), “Mereo,” the “Group,” the “Company,” “we,” “us” and “our” refer to Mereo BioPharma Group plc and its consolidated subsidiaries, except where the context otherwise requires.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these words or other comparable terminology.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$48,660	$57,421
Prepaid expenses and other current assets	3,188	5,156
Research and development incentives receivables	1,648	1,183
Total current assets	53,496	63,760
Property and equipment, net	360	405
Operating lease right-of-use assets	1,109	1,245
Intangible assets	972	1,089
Total assets	$55,937	$66,499

Liabilities
Current liabilities:
Accounts payable	$2,455	$2,346
Accrued expenses	2,539	5,467
Convertible loan notes – current	4,630	—
Operating lease liabilities – current	662	652
Other current liabilities	718	1,021
Total current liabilities	11,004	9,486
Convertible loan notes – non-current	—	4,394
Warrant liabilities – non-current	855	412
Operating lease liabilities – non-current	727	906
Other non-current liabilities	513	764
Total liabilities	13,099	15,962
Commitments and contingencies (Note 15)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 701,349,434 shares issued at March 31, 2024 (December 31, 2023: 701,217,089).	2,775	2,775
Treasury shares	—	(1,230)
Additional paid-in capital	486,927	486,107
Accumulated deficit	(428,581)	(419,630)
Accumulated other comprehensive loss	(18,283)	(17,485)
Total shareholders’ equity	42,838	50,537
Total liabilities and shareholders’ equity	$55,937	$66,499

The accompanying notes form an. integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$—
Operating expenses:
Cost of revenue	—	347
Research and development	(3,994)	(5,307)
General and administrative	(5,906)	(6,450)
Loss from operations	(9,900)	(11,410)
Other income/(expenses)
Interest income	617	306
Interest expense	(310)	(800)
Changes in the fair value of financial instruments	(448)	542
Foreign currency transaction gain/(loss), net	613	(1,207)
Other expenses, net	—	(6)
Benefit from research and development tax credit	477	499
Net loss before income tax	(8,951)	(12,076)
Income tax benefit	—	—
Net loss	$(8,951)	$(12,076)

Loss per share – basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding – basic and diluted	700,263,490	623,925,635

Net loss	$(8,951)	$(12,076)
Other comprehensive (loss)/income – Foreign currency transaction adjustments, net of tax	(798)	2,278
Total comprehensive loss	$(9,749)	$(9,798)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,951)	$(12,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,050	1,635
Depreciation	41	42
Amortization of intangible assets	108	64
Amortization of operating lease right-of-use assets	126	121
Change in fair value of warrants	448	(542)
Interest expense	306	(70)
Foreign currency transaction (gain)/loss	(613)	1,207
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,939	3,292
Research and development incentives receivable	(477)	(499)
Accounts payable	127	812
Accrued expenses and other liabilities	(2,939)	(3,098)
Operating lease liabilities	(156)	(136)
Net cash used in operating activities	(7,991)	(9,248)

Cash flows from investing activities
Purchase of intangible assets	(700)	(419)
Net cash used in investing activities	(700)	(419)

Decrease in cash and cash equivalents	(8,691)	(9,667)
Cash and cash equivalents at January 1	57,421	68,182
Effect of exchange rate changes	(70)	1,293
Cash and cash equivalents at March 31	$48,660	$59,808

Supplemental disclosure
Cash paid for interest	4	680
Cash paid for income taxes	—	37
Cash paid for the amounts included in the measurement of operating lease liabilities	194	153

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Ordinary shares		Treasury shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Cost	Shares	Cost	capital	(loss)/income	deficit	equity
Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss							(8,951)	(8,951)
Foreign currency translation adjustments						(798)		(798)
Share-based compensation					2,050			2,050
Exercise of share options	132,345	—	(210,485)	280	(280)			—
Delivery of shares on vesting of restricted stock units			(712,915)	950	(950)			—
Balance, March 31, 2024	701,349,434	$2,775	—	$—	$486,927	$(18,283)	$(428,581)	$42,838

Balance, December 31, 2022	624,928,519	$2,478	1,003,030	$(1,335)	$476,521	$(21,687)	$(404,575)	$51,402
Net loss							(12,076)	(12,076)
Foreign currency translation adjustments						2,278		2,278
Extinguishment and reissuance of convertible loan note					1,161			1,161
Share-based compensation					1,635			1,635
Balance, March 31, 2023	624,928,519	$2,478	1,003,030	$(1,335)	$479,317	$(19,409)	$(416,651)	$44,400

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 (the “2023 Annual Report”). Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations and cash flows for the three months ended March 31, 2024 and 2023.

Going concern

The Company has prepared its financial statements on the basis that it will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has historically been loss making and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $428.6 million as of March 31, 2024. The Company has funded these losses through a combination of public equity, private equity and debt financings, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or oncology product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The Company currently operates in a period of economic uncertainty which has been significantly impacted by domestic and global monetary and fiscal policy, geopolitical conflicts such as the ongoing wars involving Ukraine and Israel, inflation and interest rates, and fluctuations in monetary exchange rates. While the Company has experienced limited financial impacts at this time, these factors may in turn adversely impact the Company’s ability to deliver its goals so the Company continues to monitor these factors and events and the potential effects each may have on the Company’s business, financial condition, results of operations and growth prospects.

As of March 31, 2024, the Company had cash and cash equivalents of $48.7 million. The Company expects that its cash and cash equivalents as of March 31, 2024, will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions reflected in the Company's unaudited condensed financial statements include, but are not limited to, revenue recognition on contracts with customers and convertible loan notes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

3. Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance other than those previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 27, 2024, that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods that were discussed in its Annual Report on Form 10-K.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above:

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024.

As of March 31, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	855	—	855	—
CVR liability	—	—	—	—

As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	412	—	412	—
CVR liability	—	—	—	—

Warrant liabilities

At March 31, 2024 and December 31, 2023, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 11.

Contingent Value Rights Agreement Liability ("CVR liability")

In 2019, the Company acquired OncoMed and subsequently renamed it Mereo BioPharma 5, Inc. The Company made a provision for the estimated fair value of amounts payable to the former shareholders of Mereo BioPharma 5, Inc. under a Contingent Value Rights Agreement (“CVR”), established at the time of the acquisition of Mereo BioPharma 5, Inc. which is accounted for as a contingent consideration liability. The CVR expired on April 23, 2024 with no further amounts payable (see Note 17).

At March 31, 2024 and December 31, 2023, the Company estimated the fair value of the liability for its obligations under the CVR to be $nil. Total potential payments under the CVR on a gross, undiscounted basis, were approximately $80.0 million.

The CVR liability was estimated based on a risk-adjusted, probability-based scenario. Under this approach the likelihood of future payments being made to the former shareholders of Mereo BioPharma 5, Inc. under the CVR was considered.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
	($'000)	($'000)
VAT receivable	$502	$599
Prepaid research and development services	1,375	632
Insurance claim receivable	—	1,950
Security deposits	447	615
Other prepaid expense and current assets	864	1,360
Total	$3,188	$5,156

6. Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
	($'000)	($'000)
Leasehold improvements	$704	$710
Office equipment	198	199
IT equipment	294	296
Property and equipment, at cost	1,196	1,205
Less: accumulated depreciation	(836)	(800)
Property and equipment, net	$360	$405

Depreciation expense was less than $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

7. Leases

In August 2015, the Company entered into a lease agreement under which it leased office space located on the fourth floor of One Cavendish Place, London, with a lease term ending in August 2025. In June 2021, the Company entered into a new lease agreement to lease additional office space located on the fifth floor of that building for a lease period ending in June 2026. At the same time, the Company entered into a revisionary lease to extend the term for the original fourth floor lease to be coterminous with the fifth floor, ending in June 2026.

The Company made lease payments of $0.2 million in the three months ended March 31, 2024 and 2023. The total lease expenses included in the statements of operations and comprehensive loss was $0.2 million in the three months ended March 31, 2024 and 2023. There were no material variable lease costs.

	As of March 31,
	2024	2023
Operating leases
Weighted-average remaining contractual lease term (years)	2.20	3.30
Weighted average discount rate	10.0%	10.0%

	Three months ended March 31,
	2024	2023
	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194	$153

The following table summarizes the maturities of the Company’s operating lease liabilities as of March 31, 2024:

As of March 31, 2024
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2024	$578
2025	771
2026	193
Total undiscounted payments	1,542
Less: Present value discount	(153)
Lease liability	$1,389
Lease liability - current	$662
Lease liability - non-current	$727

8. Other current liabilities

Other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	($'000)	($'000)
Social security and other taxes	$391	$280
Deferred consideration liability	290	711
Other current liabilities	37	30
Total	$718	$1,021

9. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
	($'000)	($'000)
Accrued research and development costs	$566	$1,821
Accrued legal fees	375	266
Accrued bonus	428	1,624
Accrued audit fees	417	671
Accrued professional fees	353	338
Accrued local taxes	—	382
Other accrued expenses	400	365
Total	$2,539	$5,467

10. Convertible loan notes

Novartis Loan Note

On February 10, 2020, the Company entered into a convertible equity financing with Novartis Pharma (AG) (“Novartis”) under which Novartis purchased a £3.8 million ($5.2 million) convertible loan note (the “Novartis Loan Note”). The Novartis Loan Note is convertible at the discretion of the holder, at a fixed price of £0.265 per ordinary share and originally bore interest at 6% per annum with a maturity date of February 10, 2023. In connection with the Novartis Loan Note, the Company also issued 1,449,614 warrants which are exercisable until February 2025 at an exercise price of £0.265 per ordinary share. These warrants were recognized separately as equity instruments.

Effective February 10, 2023, the maturity date of the Novartis Loan Note was extended to February 10, 2025 and the interest rate amended to 9%. Interest accrued to the amendment date of $0.9 million was paid in cash, and additional warrants to purchase 2,000,000 ordinary shares were issued. These warrants were also recognized separately as equity instruments.

The amendments to the Novartis Loan Note were an extinguishment of the original instrument and the issuance of a new one. Accordingly, on the extinguishment date, the carrying value of $5.5 million was derecognized. At the same time, a new liability of $3.4 million was recognized, which represents the portion of the consideration of the new arrangement allocated to the liability component of the new Novartis Loan Note on the basis of its relative fair value, net of fees. The remaining amount was allocated between the $0.9 million of interest paid in cash and the residual $1.3 million which was recorded in additional paid-in capital to reflect the relative fair value of the warrants and the conversion option embedded in the new Novartis Loan Note. No extinguishment gain or loss was recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized interest expense of $0.3 million in relation to the Novartis Loan Note in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023. The effective interest rate applied to the liability portion of the Novartis Loan Note in the three months ended March 31, 2024 was 27.8% and the effective interest rate in the three months ended March 31, 2023 after the amendments was 27.8% and 37.4% before the amendments

As of March 31, 2024, and December 31, 2023 the net carrying amount of the liability component of the convertible debt instrument was $4.6 million and $4.4 million, respectively. The fair value was $3.2 million and $3.1 million at March 31, 2024 and December 31, 2023 respectively.

Private Placement Loan Notes

The Private Placement Loan Notes were issued in 2020 as part of a $70.0 million private placement transaction which also included the issuance of ordinary shares and warrants. As of January 1, 2023, Private Placement Loan Notes with an aggregate principal of £6.2 million ($7.5 million) were still outstanding and were convertible at a fixed price of £0.174 per ordinary share. The Private Placement Loan Notes bore interest at a rate of 6% per annum and had a maturity date of June 3, 2023.

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

In 2023, the Company received conversion notices and subsequently issued and allotted 17,774,895 and 9,645,200 ordinary shares respectively, both at a price of £0.174 per share on non-cash conversion of Private Placement Loan Notes with an aggregate principal amount of $4.6 million. In 2023, the Company also paid $3.2 million to fully settle the outstanding principal and accrued interest balance on the remaining Private Placement Loan Notes such that at both March 31, 2024 and December 31, 2023 the net carrying amount of the convertible debt instrument was $nil.

The Company recognized no interest expense in relation to the Private Placement Loan Notes in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 (2023: $0.5 million). The effective interest rate applied to the liability portion of the Private Placement Loan Notes in 2023 after the amendments was 27.1% while the effective interest rate applied in 2023 before the amendments was 25.1%.

11. Warrant liability

Warrant labilities
($'000)
At January 1, 2023	$643
Fair value changes during the year	(245)
Foreign exchange	14
At December 31, 2023	412
Fair value changes during the quarter	448
Foreign exchange	(5)
At March 31, 2024	$855

The change in fair value of the warrant liability represents an unrealized loss in the quarter ended March 31, 2024 and an unrealized gain in the quarter ended March 31, 2023.

Warrant liability – private placement

As a part of a private placement transaction on June 3, 2020, the participating investors received conditional warrants entitling them to subscribe for an aggregate of 161,048,366 ordinary shares in the Company at an exercise price of £0.348 per warrant and were exercisable until June 2023 when they expired. The warrants were classified as liabilities as the Company did not have an unconditional right to avoid redeeming the instruments for cash. As the warrants expired in 2023, the fair value of the warrant liability was $nil as of both March 31, 2024 and December 31, 2023.

Warrant liability – bank loan

As of March 31, 2024, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable on dates between August 2027 and October 2028.

The fair value of these warrants was $0.9 million and $0.4 million at March 31, 2024 and December 31, 2023 respectively. The change in the fair value of $0.4 million was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss. There were no warrants exercised during either the quarter ended March 31, 2024 or 2023.

Total outstanding warrants

As of March 31, 2024 and December 31, 2023, a total of 2,487,816 warrants are outstanding. These warrants outstanding are equivalent to 0.4% of the issued ordinary share capital of the Company at March 31, 2024 and December 31, 2023.

The following table lists the weighted average inputs to the models used to calculate the fair value of warrants:

	March 31,	December 31,
	2024	2023
Expected volatility (%)	90	102
Risk-free interest rate (%)	3.80	3.36
Expected life of warrants (years)	3.9	5.2
Market price of ADS ($)	3.41	2.31
Model used	Black-Scholes	Black-Scholes

12. Shareholders’ Equity

Common Shares

	Number of ordinary shares	Cost ($'000)
At January 1, 2023 and March 31, 2023	624,928,519	2,478

At January 1, 2024	701,217,089	2,775
Share options exercised in the quarter	132,345	—
At March 31,2024	701,349,434	2,775

During the quarter ended March 31, 2024, 132,345 ordinary shares were issued due to the exercise of employee share options in March. The exercise of employee share options were satisfied by delivering shares from the Employee Benefit Trust until all of the shares in the Employee Benefit Trust were used and the trust was terminated.

13. Share based compensation

The Company currently grants equity awards under the Mereo 2019 Equity Incentive Plan (the "2019 EIP") and the 2019 Non-Employee Equity Incentive Plan (the “2019 NED EIP”). There are also still outstanding awards under two previous plans, the 2015 Plan and the Mereo Share Option Plan (together the "Previous Share Option Plans"), however no awards have been granted under these plans since 2016 and no further grants are envisioned.

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 9.0 million as of March 31, 2024.

The charge for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Three months ended March 31,
	2024	2023
	($'000)	($'000)
2019 EIP	1,459	1,207
2019 NED EIP	591	428
Total	2,050	1,635

As of March 31, 2024, the total unrecognized compensation cost related to outstanding share awards was $9.3 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Market Value Options (“Options”)

A summary of the Company’s Option activity and related information under the 2019 EIP for the three months ended March 31, 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	9,595,161	1.63	1.41	8,122
Granted	2,414,404	3.36	2.60	120
Forfeited	(40,288)	1.77	1.53	67
Exercised	(119,217)	3.36	2.78	239
Expired	—	—	—	—
At March 31, 2024	11,850,060	1.98	1.65	17,349
Vested	4,713,688	1.98	1.67	6,753
Nonvested	7,136,372	1.98	1.64	10,172

At December 31, 2023, 6,169,952 Options with a weighted average grant date fair value of $1.13 were nonvested. The weighted average per share fair value of options vesting during the quarter ended March 31, 2024 was $1.43 (2023: $1.55).

At March 31, 2024, the weighted average contractual life of Options outstanding was 8.3 years (2023: 8.1 years) and for vested Options was 7.4 years (2023: 7.1 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money at March 31, 2024.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Market value of ADSs ($)	3.36	1.89
Risk-free interest rate (%)	4.01%	3.43%
Expected life (years)	6.25	10.00
Expected volatility (%)	90.80%	98.01%
Expected dividends	—	—

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

A summary of the Company’s RSU activity and related information under the 2019 EIP for 2023 is as follows. As of March 31, 2024 all outstanding RSUs are expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	489,225	1.03	1,130
Granted	204,914	3.36	—
Vested	(142,583)	1.01	481
Forfeited	(23,533)	1.36	—
At March 31, 2024	528,023	1.93	1,801

At March 31, 2024, the weighted average remaining period of RSUs outstanding was 2.3 years.

The aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs at March 31, 2024. The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Performance Based Restricted Stock Units (PSUs)

PSUs were first awarded in 2023 and each PSU entitles the holder a conditional right to receive an ADS at no cost upon satisfaction of four escalating ADS price performance targets over a two year performance period following the date of grant. A summary of the Company’s PSU activity and related information under the 2019 EIP for the first quarter of 2024 is as follows. As of March 31, 2024, performance conditions on 802,890 PSUs had been met and the awards will vest in June 2024.

	Number of PSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,338,150	0.61	3,091
Granted	—	—	—
Forfeited	—	—	—
At March 31, 2024	1,338,150	0.61	4,563

At March 31, 2024, the weighted average contractual life of PSUs outstanding was 0.3 years.

The grant date fair value is recognized over the expected life using the straight-line attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

Options permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant. Options issued under the 2019 NED EIP have a contractual term of 10 years and vest in equal monthly installments over one year. There are no performance conditions. A summary of the Company’s Option activity and related information under the 2019 NED EIP for the first quarter of 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,355,087	1.66	1.43	1,166
Granted	360,000	3.87	2.83	1,228
Forfeited	—	—	—	—
At March 31, 2024	1,715,087	2.12	1.72	2,450
Vested	1,385,087	1.71	1.46	2,450
Nonvested	330,000	3.87	2.83	—

At December 31, 2023, 73,336 Options with a weighted average grant date fair value of $0.84 were nonvested. The weighted average per share fair value of options vesting during the quarter ended March 31, 2024 was $1.42 (2023: $1.38).

At March 31, 2024, the weighted average contractual life of Options outstanding was 7.8 years (2023: 8.0 years) and for vested Options was 8.2 years (2023: 7.9 years).

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s shares for the Options that were in-the-money at March 31, 2024.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Market value of ADSs ($)	3.87	0.94
Risk-free interest rate (%)	4.08%	3.36%
Expected life (years)	5.25	10.00
Expected volatility (%)	90.67%	97.94%
Expected dividends	—	—

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

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for the first quarter of 2024 is as follows. At March 31, 2024 all DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	729,982	1.01	1,686
Granted	125,393	3.87	—
Forfeited	—	—	—
At March 31, 2024	855,375	1.43	1,776
Vested	740,429	1.05	1,443
Nonvested	114,946	3.87	—

The aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs at March 31, 2024. The fair value of each DRSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Previous Share Option Plans

Mereo previously granted options to employees under two separate plans, the Mereo BioPharma Group Limited Share Option Plan (the “2015 Plan”) and the Mereo Share Option Plan (the “Share Option Plan”). No awards have been granted under either of these plans since 2017 and following the introduction of the 2019 EIP and the 2019 NED EIP, no further awards are envisioned.

All awards made under these plans became fully vested, with all compensation cost fully recognized, before December 31, 2021. A summary of the awards still outstanding under these plans is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,572,358	9.22	8.19	—
Expired	(152,491)	—	—	—
At March 31, 2024	1,419,867	9.24	9.05	—

At March 31, 2024, the weighted average contractual life of options outstanding and vested was 1.59 years (2023: 1.8 years).

14. Loss per share

Basic loss per share is calculated by dividing the loss attributable for the year to ordinary equity holders of the Company by the weighted average number of ordinary shares outstanding during the year. Diluted loss per share is based on dividing the loss attributable for the year, adjusted for the effect of dilutive ordinary shares, by ordinary share equivalents, which includes the weighted average number of ordinary shares outstanding and the effect of dilutive ordinary share equivalents.

	Three months ended March 31,
	2024	2023
	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(8,951)	$(12,076)
Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted-average number of shares used in computing net loss per share - basic and diluted	700,263,490	623,925,635

	Quarter ended March 31,
	2024	2023
Stock options to purchase ordinary shares	67,825,735	61,906,165
Restricted stock units	2,640,115	3,088,750
Performance stock units	6,690,750	6,690,750
Convertible loan notes (as converted to ordinary shares)	15,983,094	14,674,867
Convertible loan notes - private placement (as converted to ordinary shares)	—	41,574,726
Warrants to purchase ordinary shares (as converted to ordinary shares)	2,487,816	147,431,351

For the three months ended March 31, 2024, and 2023, stock options, restricted stock units, performance stock units, convertible loan notes and warrants were anti-dilutive as they would have decreased the loss per share and were excluded from the calculation of diluted loss per share. Therefore, the weighted average shares outstanding used to calculate both the basic and diluted loss per share was the same.

15. Commitments and contingencies

Indemnification agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with the Articles of Association in force on March 31, 2024, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

Novartis Asset Purchase agreements

The Company issued to Novartis loan notes and agreed to make future payments to Novartis comprising amounts equal to ascending specified percentages of tiered Quarterly worldwide net sales (beginning at high single digits and reaching into double digits at higher sales) of products that include the assets acquired. The levels of ascending percentages of tiered Quarterly worldwide net sales are stipulated under the respective Purchase Agreements.

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

License agreements

In October 2017, the Company entered into an exclusive license and option agreement (“the License Agreement”), to obtain from AstraZeneca an exclusive worldwide, sub-licensable license under AstraZeneca’s intellectual property rights relating to alvelestat, with an option to acquire such intellectual property rights following commencement of a pivotal trial and payment of related milestone payments (“the Option”), together with the acquisition of certain related assets. Upon entering into the License Agreement, the Company made a payment of $3.0 million and issued 490,798 ordinary shares to AstraZeneca, for an aggregate upfront payment equal to $5.0 million. In connection with certain development and regulatory milestones, the Company has agreed to make payments of up to $115.5 million in the aggregate and issue additional ordinary shares to AstraZeneca for licensed products containing alvelestat. In addition, the Company has agreed to make payments to AstraZeneca based on specified commercial milestones of the product. The Company has also agreed to pay a specified percentage of sub-licensing revenue to AstraZeneca and to make royalty payments to AstraZeneca equal to ascending specified percentages of tiered Quarterly worldwide net sales by the Company of licensed products (subject to certain reductions), ranging from the high single digits to low double digits. Royalties will be payable on a licensed-product-by-licensed-product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry. The Company has agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

The License Agreement will expire on the expiration of the last-to-expire royalty term with respect to all licensed products. Upon the expiration of the royalty term for a licensed product in a particular country, the licenses to the Company for such product in such country will become fully paid and irrevocable. Prior to exercise of the Option, if at all, the Company may terminate the License Agreement upon prior written notice. Either party may terminate the agreement upon prior written notice for the other party’s material breach that remains uncured for a specified period of time or insolvency.

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $3.1 million as of March 31, 2024.

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of March 31, 2024, and December 31, 2023.

16. Related party disclosures

In the three months ended March 31, 2024, and 2023, there were no reportable related party transactions.

17. Subsequent events

On April 23, 2024, the CVR described in Note 4 expired with no further amounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K that was filed with the SEC on March 27, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

On April 30, 2024, our partner, Ultragenyx announced that all patients have been enrolled across the Phase 3 Orbit and Cosmic studies evaluating setrusumab in pediatric and young adult patients with osteogenesis imperfecta (OI). The pivotal Phase 3 portion of the Orbit study has randomized 158 patients ages 5 to 25 years, and the Cosmic study has completed enrollment of 66 patients ages 2 to <7 years.

On April 15, 2024, we entered into an extension letter, effective as of April 15, 2024 to the cooperation agreement, dated October 28, 2022, between the Company and Rubric Capital Management L.P. (“Rubric Capital”). The extension letter waived the requirement under Section 1(f) of the Cooperation Agreement for Mr. Justin Roberts to offer to resign from the Company’s Board of Directors and all applicable committees thereof upon the termination date of the Cooperation Agreement which was immediately following the conclusion of the Company’s 2024 annual shareholder meeting (the “Termination Date”) and extended the Termination Date of the Cooperation Agreement until immediately following the conclusion of the Company’s 2025 annual shareholder meeting.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth Mereo’s results of operations for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Revenue	—	—	—	*
Operating expenses:
Cost of revenue	—	347	(347)	*
Research and development	(3,994)	(5,307)	1,313	(25%)
General and administrative	(5,906)	(6,450)	544	(8%)
Loss from operations	(9,900)	(11,410)	1,510	(13%)
Other income/(expenses)
Interest income	617	306	311	102%
Interest expense	(310)	(800)	490	(61%)
Changes in the fair value of financial instruments	(448)	542	(990)	(183%)
Foreign currency transaction gain/(loss), net	613	(1,207)	1,820	*
Other expenses, net	—	(6)	6	*
Benefit from research and development tax credit	477	499	(22)	(4%)
Net loss before income tax	(8,951)	(12,076)	3,125	(26%)
Income tax benefit	—	—	—	—
Net loss	(8,951)	(12,076)	3,125	(26%)
Other comprehensive (loss)/income – Foreign currency transaction adjustments, net of tax	(798)	2,278	(3,076)	*
Total comprehensive loss	(9,749)	(9,798)	49	(1%)

* Percentage change not meaningful

Research and development (“R&D”) Expenses

The following table sets forth our R&D expenses by product development program for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Setrusumab (BPS-804/UX143)	909	652	257	39%
Alvelestat (MPH-966)	2,613	2,340	273	12%
Etigilimab (MPH-313)	350	2,153	(1,803)	(84%)
Leflutrozole (BGS-649)	36	60	(24)	(40%)
Acumapimod (BCT-197)	8	4	4	100%
Other	78	98	(20)	(20%)
Total R&D expenses	3,994	5,307	(1,313)	(25%)

Total R&D expenses decreased by $1.3 million, or 25%, from $5.3 million in the three months ended March 31, 2023 to $4.0 million in the three months ended March 31, 2024.

The decrease was primarily due to a $1.8 million reduction in R&D expenses for etigilimab, partially offset by increases of $0.3 million of R&D expenses for both setrusumab and alvelestat.

The reduction in etigilimab expenses was primarily due to the winding down and completion during 2023 of the open label Phase 1b/2 basket study in combination with an anti-PD-1 in a range of tumor types. Program expenses for setrusumab are in relation to increases in ongoing activities in Europe, and input into development, regulatory and manufacturing plans with our partner, Ultragenyx, as the global development program is funded by Ultragenyx pursuant to our license and collaboration agreement. Program expenses for alvelestat primarily include the preparatory work for the Phase 3 study, including manufacturing and drug formulation activities, St. Georges Respiratory Questionnaire (SGRQ) validation activities and regulatory interactions.

General and administrative expenses

General and administrative expenses decreased by $0.5 million, or 8%, from $6.4 million in the three months ended March 31, 2023 to $5.9 million in the three months ended March 31, 2024.

The decrease is primarily related to recognition of a $1.7 million reduction in expenses in the three months ended March 31, 2024 for amounts from our depository to reimburse certain expenses incurred by us in respect of our ADR program, partially offset by an increase in employee-related expenses and professional fees. No similar reimbursements from our depository were recognized in the three months ended March 31, 2023.

Interest income and expense

Total interest expense decreased from $0.8 million in the three months ended March 31, 2023 to $0.3 million in the three months ended March 31, 2024. This decrease was principally due to the lower balance in the quarter of convertible loan notes as the private placement loan notes were fully converted and redeemed in August 2023.

Total interest income increased from $0.3 million in the three months ended March 31, 2023 to $0.6 million in the three months ended March 31, 2024. The increase was principally due to higher interest rates on short-term deposits.

Changes in the fair value of financial instruments

The total change in fair value of financial instruments for the three months ended March 31, 2024 was an unrealized loss of $0.4 million, compared to an unrealized gain of $0.5 million in the three months ended March 31, 2023. The unrealized loss in 2024 is principally due to the increase in the share price of the Company's ADSs while the unrealized gain in 2023 was due to the Private Placement warrants, which reduced in value as they neared expiration in June 2023.

Foreign currency transaction gain/(loss)

The net foreign exchange gain for the three months ended March 31, 2024 was $0.6 million compared to a loss of $1.2 million in for the three months ended March 31, 2023. The net foreign exchange gain is primarily reflecting the impact of the strengthening of the U.S. dollars when translating pound sterling currency balances.

Benefit from research and development tax credit

The benefit from research and development tax credits was $0.5 million for the three months ended March 31, 2023 and 2024, which reflects similar levels of qualifying expenditure in both periods. This tax credit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure (the “R&D tax credit”).

Other comprehensive loss – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended March 31, 2024 was a loss of $0.8 million compared to a gain of $2.3 million for the three months ended March 31, 2023. The $3.1 million change primarily reflects the impact of the strengthening of U.S. dollars when translating from the functional currency of the Company (pound sterling) into the presentational currency (U.S. dollars).

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

Contractual Obligations

As further described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2023, under “Item 1. Business—Material Agreements—Novartis Agreements” and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, Mereo has agreed to make milestone payments and pay royalties. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, Mereo enters into contracts in the ordinary course of business with CROs, CMOs, and other vendors to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $3.1 million as of March 31, 2024.

Cash Flows

Comparison of The Three Months Ended March 31, 2024, and 2023

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	($'000)	($'000)
Net cash used in operating activities	(7,991)	(9,248)
Net cash used in investing activities	(700)	(419)
Effect of exchange rate changes	(70)	1,293
Decrease in cash and cash equivalents	(8,761)	(8,374)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $8.0 million, a decrease of $1.3 million from $9.2 million in the three months ended March 31, 2023. The decrease was primarily driven by the receipt of $1.7 million from our depository to reimburse certain expenses incurred by us in respect of our ADR program and $2.0 million received under a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years. These inflows were partially offset by approximately $2.0 million higher up-front payments to suppliers, principally for clinical supply manufacturing, as well as payments pursuant to our asset purchase agreements with Novartis.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024, was $0.7 million, an increase of $0.3 million from $0.4 million in the three months ended March 31, 2023. In both periods, these cash flows relate to payments to acquire intangible assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 and March 31, 2023 was $ nil.

Operating and Capital Expenditure Requirements

As of March 31, 2024, we had an accumulated deficit of $428.6 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product we develop.

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
•
whether we need to repay the principal and interest on our Convertible Loan Note due in February 2025. We currently assume it will be converted or otherwise refinanced with new debt or equity; and,
•
tax liabilities or other assessments and our ability to claim R&D tax credits or other reliefs.

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our unaudited condensed consolidated financial statements. We believe that there are no estimates and assumptions made in our unaudited condensed consolidated financial statements that rise to this level. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report, which was filed with the SEC on March 27, 2024. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than as disclosed in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no significant changes to our critical accounting estimates from those described in our 2023 Annual Report.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk during the three months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2024.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2024.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under Exchange Act) occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2024, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

10.1

Extension Letter to the Cooperation Agreement between the Company and Rubric Capital, dated April 15, 2024 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 15, 2024 and incorporated therein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 15, 2024.

MEREO BIOPHARMA GROUP PLC

Date: May 15, 2024	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: May 15, 2024	/s/ Christine Fox
Christine Fox
Chief Financial Officer