Form 10-Q
period 2024-06-30
Mereo BioPharma Group plc
filed 2024-08-13
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 769,262,609.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,431	$57,421
Prepaid expenses and other current assets	4,489	5,156
Research and development incentives receivables	2,020	1,183
Total current assets	93,940	63,760
Property and equipment, net	338	405
Operating lease right-of-use assets, net	985	1,245
Intangible assets, net	866	1,089
Total assets	$96,129	$66,499

Liabilities
Current liabilities:
Accounts payable	$2,700	$2,346
Accrued expenses	3,721	5,467
Convertible loan notes – current	4,931	—
Operating lease liabilities – current	679	652
Other current liabilities	3,435	1,021
Total current liabilities	15,466	9,486
Convertible loan notes – non-current	—	4,394
Warrant liabilities – non-current	925	412
Operating lease liabilities – non-current	552	906
Other non-current liabilities	536	764
Total liabilities	17,479	15,962
Commitments and contingencies (Note 16)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 768,821,274 shares issued at June 30, 2024 (December 31, 2023: 701,217,089).	3,032	2,775
Treasury shares	—	(1,230)
Additional paid-in capital	534,732	486,107
Accumulated deficit	(440,836)	(419,630)
Accumulated other comprehensive loss	(18,278)	(17,485)
Total shareholders’ equity	78,650	50,537
Total liabilities and shareholders’ equity	$96,129	$66,499

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$9,000	$—	$9,000
Operating expenses:
Cost of revenue	—	(3,430)	—	(3,083)
Research and development	(4,946)	(3,712)	(8,939)	(9,019)
General and administrative	(7,868)	(2,669)	(13,777)	(9,119)
Loss from operations	(12,814)	(811)	(22,716)	(12,221)
Other income/(expenses)
Interest income	559	373	1,175	679
Interest expense	(331)	(1,029)	(641)	(1,829)
Changes in the fair value of financial instruments	(69)	(102)	(517)	440
Foreign currency transaction gain/(loss), net	31	(803)	644	(2,010)
Other expenses, net	—	—	—	(6)
Benefit from research and development tax credit	369	621	847	1,120
Net loss before income tax	(12,255)	(1,751)	(21,208)	(13,827)
Income tax benefit	—	—	—	—
Net loss	$(12,255)	$(1,751)	$(21,208)	$(13,827)

Loss per share – basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.02)
Weighted average shares outstanding – basic and diluted	711,770,804	628,421,064	706,407,371	626,185,695

Net loss	$(12,255)	$(1,751)	$(21,208)	$(13,827)
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	5	1,400	(793)	3,678
Total comprehensive loss	$(12,250)	$(351)	$(22,001)	$(10,149)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(21,208)	$(13,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,138	2,576
Depreciation	64	82
Amortization of intangible assets	216	171
Amortization of operating lease right-of-use assets	252	245
Change in fair value of warrants	517	(440)
Non-cash interest expense	615	941
Non-cash interest income	-	(103)
Foreign currency transaction (gain)/loss	(644)	2,010
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	644	(6,108)
Research and development incentives receivable	(847)	(1,924)
Accounts payable	368	(1,494)
Accrued expenses and other liabilities	306	1,149
Operating lease liabilities	(316)	(280)
Net cash used in operating activities	(15,895)	(17,002)

Cash flows from investing activities
Purchase of intangible assets	(699)	(419)
Net cash used in investing activities	(699)	(419)

Cash flows from financing activities
Proceeds from financing agreement with TAP	-	100
Proceeds from issuance of ordinary shares	47,000	-
Transaction costs on issuance of ordinary shares	(219)	-
Transaction costs on convertible loan notes	-	(33)
Net cash provided by financing activities	46,781	67

Increase/(decrease) in cash and cash equivalents	30,187	(17,354)
Cash and cash equivalents at January 1	57,421	68,182
Effect of exchange rate changes	(177)	2,139
Cash and cash equivalents at June 30	$87,431	$52,967

Supplemental disclosure
Cash paid for interest	10	863
Cash paid for income taxes	-	37
Cash paid for the amounts included in the measurement of operating lease liabilities	387	377
Supplemental disclosure of non-cash investing and finance activities
Issuance of ordinary shares - transaction costs not yet paid	804	-

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Ordinary shares		Treasury shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Cost	Shares	Cost	capital	(loss)/income	deficit	equity
Balance, December 31, 2023	701,217,089	2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss							(8,951)	(8,951)
Foreign currency translation adjustments						(798)		(798)
Share-based compensation					2,050			2,050
Exercise of share options	132,345	-	(210,485)	280	(280)			—
Delivery of shares on vesting of restricted stock units			(712,915)	950	(950)			—
Balance, March 31, 2024	701,349,434	2,775	—	—	486,927	(18,283)	(428,581)	$42,838
Net loss							(12,255)	(12,255)
Foreign currency translation adjustments						5		5
Share-based compensation					2,088			2,088
Exercise of share options	800,890	4			(6)			(2)
Delivery of shares on vesting of performance based restricted stock units	4,014,450	15			(40)			(25)
Issuance of shares, net of discount	62,656,500	238			46,762			47,000
Transaction costs on issuance of shares					(999)			(999)
Balance, June 30, 2024	768,821,274	3,032	—	—	534,732	(18,278)	(440,836)	78,650

Balance, December 31, 2022	624,928,519	2,478	1,003,030	(1,335)	476,521	(21,687)	(404,575)	51,402
Net loss							(12,076)	(12,076)
Foreign currency translation adjustments						2,278		2,278
Extinguishment and reissuance of convertible loan note					1,161			1,161
Share-based compensation					1,635			1,635
Balance, March 31, 2023	624,928,519	$2,478	1,003,030	$(1,335)	$479,317	$(19,409)	$(416,651)	$44,400
Net loss							(1,751)	(1,751)
Foreign currency translation adjustments						1,400		1,400
Share-based compensation					943			943
Delivery of shares on vesting of restricted stock units	501,380	2						2
Conversion of convertible loan note	17,774,895	67			(1,234)		5,784	4,617
Issuance of warrants					54			54
Balance, June 30, 2023	643,204,794	$2,547	1,003,030	$(1,335)	$479,080	(18,009)	(412,618)	49,665

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of business

Mereo BioPharma Group plc (the “Company” or “Mereo”) is a United Kingdom (“U.K.”) based biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. The Company has developed a portfolio of late-stage clinical product candidates, and its two rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (“OI”) and alvelestat primarily for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (“AATD-LD”).

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements of the Company and its subsidiaries and other financial information included in this Quarterly Report are unaudited, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024 (the “2023 Annual Report”). The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The interim results are not necessarily indicative of results to be expected for the full year.

Going concern

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, if approved, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including pre-clinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $440.8 million as of June 30, 2024. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or oncology product candidates. Although the Company recently raised net proceeds of $47.0 million before issuance costs through an underwritten registered direct offering of its ADSs, there is no assurance that it will continue to be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of June 30, 2024, the Company had cash and cash equivalents of $87.4 million. The Company expects that its cash and cash equivalents as of June 30, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

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

4. Fair value measurement

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, certain accrued expenses, contingent consideration, warrant liability and convertible loan notes. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of those financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	925	—	925	—

As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	412	—	412	—
CVR liability	—	—	—	—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2024.

Warrant liabilities

At June 30, 2024 and December 31, 2023, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 11.

Contingent Value Rights Agreement Liability ("CVR liability")

In 2019, the Company acquired OncoMed and subsequently renamed it Mereo BioPharma 5, Inc. The Company made a provision for the estimated fair value of amounts payable to the former shareholders of Mereo BioPharma 5, Inc. under a Contingent Value Rights Agreement (“CVR”), established at the time of the acquisition of Mereo BioPharma 5, Inc. which was accounted for as a contingent consideration liability. The CVR expired on April 23, 2024 with no further amounts payable, therefore there were no CVR obligations as of June 30, 2024. As of December 31, 2023, the Company estimated the fair value of the liability for its obligations under the CVR to be $nil.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
	($'000)	($'000)
VAT receivable	$653	$599
Prepaid research and development services	1,204	632
Insurance claim receivable	—	1,950
Employee taxes on PSU vesting to be remitted	1,602	—
Security deposits	475	615
Other prepaid expense and current assets	555	1,360
Total	$4,489	$5,156

In June 2024, ADSs were sold on behalf of certain employees upon vesting of PSUs to cover ensuing income tax and social security obligations. Proceeds of $1.6 million were owed to the Company by its broker at June 30, 2024 and received shortly thereafter. The Company used these funds to settle its liability (see Note 8) to remit these amounts to the relevant taxing authorities on the employees' behalf.

6. Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2024	2023
	($'000)	($'000)
Leasehold improvements	$718	$710
Office equipment	198	199
IT equipment	299	296
Property and equipment, at cost	1,215	1,205
Less: accumulated depreciation	(877)	(800)
Property and equipment, net	$338	$405

Depreciation expense was less than $0.1 million for both the three and six months ended June 30, 2024 and 2023.

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

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million and $0.3 million in the three and six months ended June 30, 2024, respectively and $0.2 million and $0.3 million in the three and six months ended June 30, 2023, respectively. There were no material variable lease costs.

	As of June 30,
	2024	2023
Operating leases
Weighted-average remaining contractual lease term (years)	1.95	2.95
Weighted average discount rate	10.0%	10.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($'000)	($'000)	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$193	$191	$387	$377

The following table summarizes the maturities of the Company’s operating lease liabilities as of June 30, 2024:

As of June 30, 2024
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2024	$387
2025	771
2026	193
Total undiscounted payments	1,351
Less: Present value discount	(120)
Lease liability	$1,231
Lease liability – current	$679
Lease liability – non-current	$552

8. Other current liabilities

Other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	($'000)	($'000)
Social security and other taxes	695	$280
Employee taxes on PSU vesting to be remitted	1,602	—
Deferred consideration liability	276	711
Equity issuance costs payable	804	—
Other current liabilities	58	30
Total	3,435	$1,021

9. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
	($'000)	($'000)
Accrued research and development costs	$765	$1,821
Accrued legal fees	468	266
Accrued bonus	1,120	1,624
Accrued audit fees	370	671
Accrued professional fees	223	338
Accrued local taxes	-	382
Other accrued expenses	775	365
Total	$3,721	$5,467

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

The amendments to the Novartis Loan Note were an extinguishment of the original instrument and the issuance of a new one. Accordingly, on the extinguishment date, the carrying value of $5.5 million was derecognized. At the same time, a new liability of $3.4 million was recognized, which represents the portion of the consideration of the new arrangement allocated to the liability component of the new Novartis Loan Note on the basis of its relative fair value, net of fees. The remaining amount was allocated between the $0.9 million of interest paid in cash and the residual $1.2 million which was recorded in additional paid-in capital to reflect the relative fair value of the warrants and the conversion option embedded in the new Novartis Loan Note. No extinguishment gain or loss was recognized. The Company recognized interest expense of $0.3 million and $0.6 million in relation to the Novartis Loan Note in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024, respectively and $0.2 million and $0.5 million in the three and six months ended June 30, 2023 respectively. The effective interest rate applied to the liability portion of the Novartis Loan Note in the three and six months ended June 30, 2024 was 27.8% (2023: 27.8% after the amendments and 37.4% before).

As of June 30, 2024 and December 31, 2023, the net carrying amount of the liability component of the convertible debt instrument was $4.9 million and $4.4 million, respectively and the fair value was $3.3 million and $3.1 million, respectively.

Private Placement Loan Notes

The Private Placement Loan Notes were issued in 2020 as part of a $70.0 million private placement transaction which also included the issuance of ordinary shares and warrants. The Private Placement Loan Notes were originally convertible at a fixed price of £0.174 per ordinary share, bore interest at a rate of 6% per annum and had a maturity date of June 3, 2023.

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

In 2023, the Company received conversion notices and subsequently issued and allotted 17,774,895 ordinary shares in the three months ended June 30, 2023 and 9,645,200 ordinary shares in the three months ended September 30, 2023, both at a price of £0.174 per share on non-cash conversion of Private Placement Loan Notes with an aggregate principal amount of $4.6 million. In 2023, the Company also paid $3.2 million to fully settle the outstanding principal and accrued interest balance.

The Company recognized $0.7 million and $1.1 million of interest expense in the three and six months ended June 30, 2023 respectively. The effective interest rate applied to the liability portion of the Private Placement Loan Notes in 2023 after the amendments was 27.1% while the effective interest rate applied in 2023 before the amendments was 25.1%.

11. Warrant liability

	Warrant liabilities
	2024	2023
	($'000)	($'000)
At January 1	412	643
Fair value changes during the period	448	(542)
Foreign exchange	(5)	4
At March 31	855	105
Fair value changes during the period	69	102
Foreign exchange	1	3
At June 30	925	210

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

Warrant liability – bank loan

As of June 30, 2024, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable on dates between August 2027 and October 2028. There were no warrants exercised during either the three and six months ended June 30, 2024 or 2023.

Total outstanding warrants

As of June 30, 2024 and December 31, 2023, a total of 2,487,816 warrants over the same number of ordinary shares are outstanding. These warrants outstanding are equivalent to 0.3% of the issued ordinary share capital of the Company as of June 30, 2024 and 0.4% as of December 31, 2023.

The following table lists the weighted average inputs to the models used to calculate the fair value of warrants:

	June 30,	December 31,
	2024	2023
Expected volatility (%)	95	102
Risk-free interest rate (%)	4.05	3.36
Expected life of warrants (years)	3.7	5.2
Market price of ADS ($)	3.60	2.31
Model used	Black-Scholes	Black-Scholes

12. Shareholders’ Equity

Common Shares

	Number of ordinary shares	Cost ($'000)
At January 1, 2023 and March 31, 2023	624,928,519	2,478
Vesting of DRSUs	501,380	2
Conversion of convertible loan notes	17,774,895	67
At June 30, 2023	643,204,794	2,547

At January 1, 2024	701,217,089	2,775
Exercise of share options	132,345	—
At March 31, 2024	701,349,434	2,775
Exercise of share options	800,890	4
Vesting of PSUs	4,014,450	15
Issuance of shares	62,656,500	238
At June 30, 2024	768,821,274	3,032

During the three months ended March 31, 2024, the exercise of employee share options and the vesting of restricted stock units ("RSUs") were satisfied by delivering shares from the Employee Benefit Trust until all of the shares in the Employee Benefit Trust were used and it was terminated. Subsequently, 132,345 ordinary shares were issued to satisfy employee share option exercises.

During the three months ended June 30, 2024, 4,815,340 ordinary shares were issued due to the exercise of employee share options and the vesting of PSUs.

Additionally, on June 17, 2024, the Company issued 12,531,300 ADSs representing 62,656,500 ordinary shares through an underwritten registered direct offering priced at $3.99 per ADS. The Company raised aggregate gross proceeds of $50.0 million, or $47.0 million after underwriting discounts of $3.0 million. The Company also incurred other issuance costs of $1.0 million related to the offering.

13. Revenue and cost of revenue

There was no revenue earned, or cost of revenue recognized in the three and six months ended June 30, 2024.

In the three and six months ended June 2023, the Company recognized milestone proceeds of $9.0 million as revenue under the license and collaboration agreement with Ultragenyx for setrusumab following achievement of a development milestone. As a consequence of this milestone received, and in accordance with the terms of the 2015 asset purchase agreement with Novartis which requires payment of a percentage of the proceeds received, subject to certain deductions, the Company also recognized cost of revenue of $3.4 million for the three months ended June 30, 2023 and $3.1 million for the six months ended June 30, 2023.

14. Share based compensation

The Company currently grants equity awards under the Mereo 2019 Equity Incentive Plan (the “2019 EIP”) and the 2019 Non-Employee Equity Incentive Plan (the “2019 NED EIP”). There are also still outstanding awards under two previous plans, the 2015 Plan and the Mereo Share Option Plan (together the “Previous Share Option Plans”), however no awards have been granted under these plans since 2016 and no further grants are envisioned.

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 9.0 million as of June 30, 2024.

The expense for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($'000)	($'000)	($'000)	($'000)
2019 EIP	1,568	684	3,027	1,889
2019 NED EIP	520	259	1,111	687
Total	2,088	943	4,138	2,576

As of June 30, 2024, the total unrecognized compensation cost related to outstanding share awards was $7.3 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Market Value Options (“Options”)

A summary of the Company’s Option activity and related information under the 2019 EIP for the six months ended June 30, 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	9,595,161	1.63	1.41	8,133
Granted	2,477,404	3.35	2.60	—
Forfeited	(47,288)	2.01	1.69	69
Exercised	(415,568)	1.51	1.27	760
Expired	(5,000)	3.32	2.93	—
At June 30, 2024	11,604,709	2.00	1.66	18,975
Vested	4,957,767	1.95	1.66	8,566
Unvested	6,646,942	2.03	1.67	10,409

At December 31, 2023, 6,169,952 Options with a weighted average grant date fair value of $1.13 were unvested. The weighted average per share fair value of options vesting during the six months ended June 30, 2024 and 2023 was $1.14 and $1.51 respectively.

The weighted average contractual life of Options outstanding at June 30, 2024 and December 31, 2023 was 8.1 years and 8.0 years respectively. For vested Options at June 30, 2024 and December 31, 2023 it was 7.2 years and 6.6 years respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
	2024	2023
Market value of ADSs ($)	$3.35	$1.01
Risk-free interest rate (%)	4.02%	3.43%
Expected life (years)	6.25	10.00
Expected volatility (%)	90.78%	98.06%
Expected dividends	0.00%	0.00%

The expected volatility assumption is calculated by reference to the historical volatility of an appropriate peer group of companies for a period equal to the expected term of the Option. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

RSUs were first awarded in 2023 and each RSU entitles the holder to a conditional right to receive an ADS at no cost upon the completion of the applicable vesting period. RSUs granted under the EIP vest over three years with one-third of the awards vesting on the first anniversary of the grant date and the remainder vesting in four equal six-monthly installments thereafter. Upon vesting of the RSUs, the Company issues the requisite ADSs, a portion of which are sold to satisfy the resulting withholding tax obligations, and the remaining ADSs are delivered to the holder. RSUs have a maximum contractual life of 3.0 years.

A summary of the Company’s RSU activity and related information under the 2019 EIP is as follows. As of June 30, 2024 all outstanding RSUs are expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	489,225	1.04	1,130
Granted	204,914	3.36	—
Vested	(142,583)	1.01	480
Forfeited	(23,533)	1.36	—
At June 30, 2024	528,023	1.93	1,901

At June 30, 2024, the weighted average remaining period of RSUs outstanding was 2.8 years.

Where presented, the aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs. The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Performance Based Restricted Stock Units (“PSUs”)

PSUs were first awarded in 2023 and each PSU entitles the holder to a conditional right to receive an ADS at no cost upon satisfaction of four escalating ADS price performance targets over a two year performance period following the date of grant. A summary of the Company’s PSU activity and related information under the 2019 EIP for the six months ended June 30, 2024 is as follows:

	Number of PSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,338,150	0.61	3,091
Granted	—	—	—
Forfeited	—	—	—
Vested	(802,890)	0.65	2,798
At June 30, 2024	535,260	0.54	1,927

At June 30, 2024, the weighted average contractual life of PSUs outstanding was 0.6 years.

The grant date fair value is recognized over the expected life using the straight-line attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

Options permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant. Options issued under the 2019 NED EIP have a contractual term of 10 years and vest in equal monthly installments over one year. There are no performance conditions. A summary of the Company’s Option activity and related information under the 2019 NED EIP for the six months ended June 30, 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,355,087	1.66	1.43	1,166
Granted	360,000	3.87	2.83	—
At June 30, 2024	1,715,087	2.12	1.72	2,700
Vested	1,475,087	1.84	1.54	2,700
Unvested	240,000	3.87	2.83	—

At December 31, 2023, 73,336 Options with a weighted average grant date fair value of $0.84 were unnvested. The weighted average per share fair value of options vesting during the six months ended June 30, 2024 and 2023 was $2.08 and $0.90 respectively.

The weighted average contractual life of Options outstanding at June 30, 2024 and December 31, 2023 was 7.9 years and 8.0 years respectively. For vested Options at June 30, 2024 and December 31, 2023 it was 7.7 years and 7.9 years respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Six Months Ended June 30,
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

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for the six months ended June 30, 2024 is as follows; all outstanding DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	729,982	1.01	1,686
Granted	125,393	3.87	485
Forfeited	—	—	—
At June 30, 2024	855,375	1.43	3,079
Vested	771,778	1.17	2,778
Unvested	83,597	3.87	301

Where presented, the aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs. The fair value of each DRSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

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

All awards made under these plans became fully vested, with all compensation cost fully recognized, before December 31, 2021. A summary of the awards still outstanding under these plans is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,572,358	9.22	8.19	—
Expired	(152,491)	—	—	—
At June 30, 2024	1,419,867	9.24	9.05	—

The weighted average contractual life of Options outstanding and vested at June 30, 2024 and December 31, 2023 was 1.3 years and 1.8 years respectively.

15. Loss per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(12,255)	$(1,751)	$(21,208)	$(13,827)
Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.02)
Weighted-average number of shares used in computing net loss per share - basic and diluted	711,770,804	628,421,064	706,407,371	626,185,695

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect for the three and six months ended June 30, 2024 and 2023 would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2024	2023
Options	73,698,315	64,289,090
RSUs	2,640,115	2,738,750
PSUs	2,676,300	6,690,750
DRSUs	4,276,875	3,637,905
Convertible loan notes – Novartis	16,308,364	15,000,137
Convertible loan notes – private placement	-	24,279,659
Warrants to purchase ordinary shares	7,539,129	7,539,129
AstraZeneca milestones potentially payable in equity	1,349,692	1,349,692

16. Commitments and contingencies

Indemnification agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with the Articles of Association in force on June 30, 2024, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

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

The Company further agreed that in the event it transfers, licenses, assigns or leases all or substantially all of its assets, it will pay Novartis a percentage of the proceeds of such transaction. The payment of a percentage of proceeds is not payable with respect to any transaction involving equity interests of the Company, a merger or consolidation of the Company, or a sale of any assets of the Company.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $2.4 million as of June 30, 2024.

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of June 30, 2024 and December 31, 2023.

17. Related party disclosures

In the three and six months ended June 30, 2024 and 2023, there were no reportable related party transactions.

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

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our two rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (OI) and alvelestat primarily for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD). Setrusumab has received orphan designation for OI from the European Medicines Agency (EMA) and the U.S. Food and Drug Administration (FDA), PRIME designation from the EMA and has rare pediatric disease designation from the FDA. Alvelestat has received U.S. Orphan Drug Designation for the treatment of AATD and Fast Track designation from the FDA for the treatment of AATD-LD.

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed on this strategy by acquiring six clinical-stage product candidates of which four were in rare diseases and oncology. Four of our six clinical-stage product candidates were acquired from large pharmaceutical companies and two were acquired in our merger with OncoMed Pharmaceuticals Inc in 2019. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate.

Rare diseases represent an attractive development and, in some cases, commercialization opportunity for us since they typically have high unmet medical need and can utilize regulatory pathways that facilitate acceleration to approval and to the potential market. Development of products for rare diseases involves close collaboration with key opinion leaders and investigators, and close coordination with patient organizations. Rare disease patients are typically treated at a limited number of specialized sites which helps identification of the patient population and enables a small, targeted sales infrastructure to commercialize the products in key markets.

On June 11, 2024, we and our partner, Ultragenyx jointly announced positive 14-month results from the Phase 2 portion of the ongoing Phase 2/3 Orbit study (NCT05125809) demonstrating that, as of a May 24, 2024 data cut-off date, treatment with setrusumab (UX143) continued to significantly reduce incidence of fractures in patients with OI with at least 14 months of follow-up. Treatment with setrusumab also resulted in ongoing and meaningful improvements in lumbar spine bone mineral density (BMD) at month 12 without evidence of plateau.

The large reduction in annualized radiologically confirmed fracture rate previously reported in patients treated for a minimum of 6 months was sustained in patients treated for at least 14 months with a high degree of significance. The median annualized rate of radiologically confirmed fractures across all 24 patients in the 2 years prior to treatment was 0.72. Following a mean treatment duration period of 16 months, the median annualized fracture rate was reduced 67% to 0.00 (p=0.0014; n=24). The annualized fracture rate excluded morphometric vertebral fractures and fractures of the fingers, toes, skull, and face, consistent with the Phase 3 study primary efficacy endpoint.

On June 17, 2024, we issued 12,531,300 ADSs representing 62,656,500 ordinary shares through an underwritten registered direct offering priced at-the-market on June 14, 2024 at a price of $3.99 per ADS. We raised aggregate gross proceeds of $50.0 million, or $47.0 million after underwriting discounts of $3.0 million. We also incurred other issuance costs of $1.0 million.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth Mereo’s results of operations for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Revenue	-	9,000	(9,000)	(100)%
Operating expenses:
Cost of revenue	-	(3,430)	3,430	(100)%
Research and development	(4,946)	(3,712)	(1,234)	33%
General and administrative	(7,868)	(2,669)	(5,199)	195%
Loss from operations	(12,814)	(811)	(12,003)	*
Other income/(expenses)
Interest income	559	373	186	50%
Interest expense	(331)	(1,029)	698	(68)%
Changes in the fair value of financial instruments	(69)	(102)	33	(32)%
Foreign currency transaction gain/(loss), net	31	(803)	834	(104)%
Benefit from research and development tax credit	369	621	(252)	(41)%
Net loss before income tax	(12,255)	(1,751)	(10,504)	*
Income tax benefit	-	-	-	-
Net loss	(12,255)	(1,751)	(10,504)	*
Other comprehensive income – Foreign currency translation adjustments, net of tax	5	1,400	(1,395)	*
Total comprehensive loss	(12,250)	(351)	(11,899)	*

* Percentage change not meaningful

Revenue

No revenue was recognized for the three months ended June 30, 2024. Revenue of $9.0 million for the three months ended June 30, 2023 comprised a one-time milestone payment of $9.0 million resulting from the achievement of a clinical milestone on setrusumab by Ultragenyx.

Cost of revenue

No cost of revenue was recognized for the three months ended June 30, 2024. Cost of revenue for the three months ended June 30, 2023 was $3.4 million and primarily represents amounts payable pursuant to our 2015 agreement with Novartis, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions, and other amounts on the achievement of clinical milestones.

Research and development (“R&D”) Expenses

The following table sets forth our R&D expenses by product development program for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Setrusumab (BPS-804/UX143)	1,448	508	940	185%
Alvelestat (MPH-966)	2,902	1,022	1,880	184%
Etigilimab (MPH-313)	468	1,962	(1,494)	(76)%
Leflutrozole (BGS-649)	16	134	(118)	(88)%
Acumapimod (BCT-197)	19	39	(20)	(51)%
Other	93	47	46	98%
Total R&D expenses	4,946	3,712	1,234	33%

Total R&D expenses increased by $1.2 million, or 33%, from $3.7 million in the three months ended June 30, 2023 to $4.9 million in the three months ended June 30, 2024.

The increase was primarily due to increases of $1.9 million and $0.9 million of R&D expenses for alvelestat and setrusumab, respectively, partially offset by a $1.5 million reduction in R&D expenses for etigilimab.

The increase in the program expenses for alvelestat primarily relates to preparatory work for the Phase 3 study, including manufacturing and drug formulation activities, St. Georges Respiratory Questionnaire (SGRQ) validation activities and regulatory filings and interactions.

The increase in program expenses for setrusumab is driven by additional activities in Europe and resources for the input into development, regulatory and manufacturing plans with our partner, Ultragenyx, as the global development program is funded by Ultragenyx pursuant to our license and collaboration agreement.

The reduction in etigilimab expenses was primarily due to the winding down and completion during 2023 of the open label Phase 1b/2 basket study in combination with an anti-PD-1 in a range of tumor types.

General and administrative expenses

General and administrative expenses increased by $5.2 million, or 195%, from $2.7 million in the three months ended June 30, 2023 to $7.9 million in the three months ended June 30, 2024. The increase is primarily related to: (i) a $3.4 million reduction in expenses which was recognized in the three months ended June 30, 2023 for amounts from our depository to reimburse certain expenses incurred by us in respect of our ADR program, whereas in 2024, $1.7 million was received from our depository in the three months ended March 31, 2024; and (ii) pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe of $0.9 million.

Interest income and expense

Total interest income increased from $0.4 million in the three months ended June 30, 2023 to $0.6 million in the three months ended June 30, 2024. The increase was principally due to higher interest rates on short-term deposits.

Total interest expense decreased from $1.0 million in the three months ended June 30, 2023 to $0.3 million in the three months ended June 30, 2024. This decrease was principally due to the lower balance in the quarter of convertible loan notes as the private placement loan notes were fully converted and redeemed in August 2023.

Changes in the fair value of financial instruments

The total change in fair value of financial instruments for the three months ended June 30, 2024 was an unrealized loss of $0.1 million, compared to an unrealized loss of $0.1 million in the three months ended June 30, 2023. The unrealized loss in 2024 is principally due to the increase in the share price of the Company's ADSs while the unrealized gain in 2023 was due to the Private Placement warrants, which reduced in value as they neared expiration in June 2023.

Foreign currency transaction gain/(loss)

The net foreign exchange gain for the three months ended June 30, 2024 was less than $0.1 million compared to a loss of $0.8 million in for the three months ended June 30, 2023. This change primarily reflects the impact of a slight weakening in the value of U.S. dollars when translating U.S. dollar foreign currency balances into our functional currency of pound sterling in the three months ended June 30, 2024, compared to a greater strengthening of U.S. dollars in the three months ended June 30, 2023.

Benefit from research and development tax credit

The benefit from research and development tax credits was $0.4 million for the three months ended June 30, 2024 and $0.6 million for the three months ended June 30, 2023, which reflects a combination of a lower level of qualifying expenditure in 2024 and a reduction in the proportion of qualifying expenditure that can be reclaimed under the scheme rules. The tax credits represent eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure (the “R&D tax credit”).

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended June 30, 2024 was a gain of less than $0.1 million, compared to a gain of $1.4 million for the three months ended June 30, 2023. The $1.4 million change primarily reflects the impact of the weakening of U.S. dollars when translating the net assets of the Company from its functional currency (pound sterling) into its presentational currency (U.S. dollars) which was fully offset by the change in the weighted average historical exchange rate used to translate the equity components.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth Mereo’s results of operations for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Revenue	-	9,000	(9,000)	(100)%
Operating expenses:
Cost of revenue	-	(3,083)	3,083	(100)%
Research and development	(8,939)	(9,019)	80	(1)%
General and administrative	(13,777)	(9,119)	(4,658)	51%
Loss from operations	(22,716)	(12,221)	(10,495)	86%
Other income/(expenses)
Interest income	1,175	679	496	73%
Interest expense	(641)	(1,829)	1,188	(65)%
Changes in the fair value of financial instruments	(517)	440	(957)	(218)%
Foreign currency transaction gain/(loss), net	644	(2,010)	2,654	(132)%
Other expenses, net	-	(6)	6	(100)%
Benefit from research and development tax credit	847	1,120	(273)	(24)%
Net loss before income tax	(21,208)	(13,827)	(7,381)	53%
Income tax benefit	-	-	-
Net loss	(21,208)	(13,827)	(7,381)	53%
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(793)	3,678	(4,471)	(122)%
Total comprehensive loss	(22,001)	(10,149)	(11,852)	117%

Revenue

No revenue was recognized for the six months ended June 30, 2024. Revenue of $9.0 million for the six months ended June 30, 2023 comprised a one-time milestone payment of $9.0 million resulting from the achievement of a clinical milestone on setrusumab by Ultragenyx.

Cost of revenue

No cost of revenue was recognized for the six months ended June 30, 2024. Cost of revenue for the six months ended June 30, 2023 was $3.1 million and primarily represents amounts payable pursuant to our 2015 agreement with Novartis, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions, and other amounts on the achievement of clinical milestones.

Research and development (“R&D”) Expenses

The following table sets forth our R&D expenses by product development program for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Setrusumab (BPS-804/UX143)	2,357	1,161	1,196	103%
Alvelestat (MPH-966)	5,515	3,362	2,153	64%
Etigilimab (MPH-313)	818	4,115	(3,297)	(80)%
Leflutrozole (BGS-649)	52	194	(142)	(73)%
Acumapimod (BCT-197)	27	43	(16)	(37)%
Other	170	144	26	18%
Total R&D expenses	8,939	9,019	(80)	(1)%

Total R&D expenses decreased by $0.1 million, or 1%, from $9.0 million in the six months ended June 30, 2023 to $8.9 million in the three months ended June 30, 2024.

The decrease was primarily due to a $3.3 million reduction in R&D expenses for etigilimab, partially offset by increases of $2.2 million and $1.2 million of R&D expenses for alvelestat and setrusumab, respectively.

The reduction in etigilimab expenses was primarily due to the winding down and completion during 2023 of the open label Phase 1b/2 basket study in combination with an anti-PD-1 in a range of tumor types.

The increase in the program expenses for alvelestat primarily relates to preparatory work for the Phase 3 study, including manufacturing and drug formulation activities, St. Georges Respiratory Questionnaire (SGRQ) validation activities and regulatory interactions.

The increase in program expenses for setrusumab is driven by additional activities in Europe, and resources for the input into development, regulatory and manufacturing plans with our partner, Ultragenyx, as the global development program is funded by Ultragenyx pursuant to our license and collaboration agreement.

General and administrative expenses

General and administrative expenses increased by $4.7 million, or 51%, from $9.1 million in the six months ended June 30, 2023 to $13.8 million in the six months ended June 30, 2024.

The increase is primarily related to:

(i)
Pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe of $1.3 million.
(ii)
Net increases in other general and administrative expenses of approximately $1.7 million, including legal and professional fees in respect of compliance with the U.S. domestic reporting regime and employee-related costs.

(iii)
A reduction of $1.7 million in the amount received from our depository to reimburse certain expenses incurred by us in respect of our ADR program in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest income and expense

Total interest income increased from $0.7 million in the six months ended June 30, 2023 to $1.2 million in the six months ended June 30, 2024. The increase was principally due to higher interest rates on short-term deposits.

Total interest expense decreased from $1.8 million in the six months ended June 30, 2023 to $0.6 million in the six months ended June 30, 2024. This decrease was principally due to the lower balance in the six months of convertible loan notes as the private placement loan notes were fully converted and redeemed in August 2023.

Changes in the fair value of financial instruments

The total change in fair value of financial instruments for the six months ended June 30, 2024 was an unrealized loss of $0.5 million, compared to an unrealized gain of $0.4 million in the six months ended June 30, 2023. The unrealized loss in 2024 is principally due to the increase in the share price of the Company's ADSs during the period, while the unrealized gain in 2023 was due to the Private Placement warrants, which reduced in value as they neared expiration in June 2023.

Foreign currency transaction gain/(loss)

The net foreign exchange gain for the six months ended June 30, 2024 was $0.6 million compared to a loss of $2.0 million in for the six months ended June 30, 2023. This change primarily reflects the impact of a slight weakening in the value of U.S. dollars when translating U.S. dollar foreign currency balances into into our functional currency of pound sterling in the six months ended June 30 2024 compared to a greater strengthening of U.S. dollars in the six months ended June 30, 2023.

Benefit from research and development tax credit

The benefit from research and development tax credits was $0.8 million for the six months ended June 30, 2024 compared to $1.1 million for the six months ended June 30, 2023, which reflects a combination of a lower level of qualifying expenditure in 2024 and a reduction in the proportion of qualifying expenditure that can be reclaimed under the scheme rules. The tax credits represent eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure (the “R&D tax credit”).

Other comprehensive loss – Foreign currency translation adjustments

The foreign currency translation adjustment for the six months ended June 30, 2024 was a loss of $0.8 million compared to a gain of $3.7 million for the six months ended June 30, 2023. The $ 4.5 million change primarily reflects the impact of the strengthening of U.S. dollars when translating from the functional currency of the Company (pound sterling) into the presentational currency (U.S. dollars).

Liquidity and Capital Resources

Overview

Under the current business plan and cash flow forecasts, and in consideration of our ongoing research and development efforts and our general corporate funding requirements, we anticipate that our current on-hand cash resources will extend into 2027. However, we will need additional external funding to complete our development plans and potentially commercialize selected rare disease products. We plan to fund our operations through cash on hand and a combination of non-dilutive funding sources, public or private equity or debt financings or other sources.

We do not currently have any approved product candidates and as a result, have not generated any revenue from product sales. As a result, to date, we have financed our operations primarily through the issuances of our equity securities, convertible debt and warrants. These offerings have raised approximately $259 million, including through the $50.0 million underwritten registered direct offering in June 2024 and the $12.0 million “at-the-market” offering pursuant to our Open Market Sale Agreement with Jefferies LLC in July 2023 (all amounts are gross proceeds before fees and discounts).

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

Contractual Obligations

As further described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2023, under “Item 1. Business—Material Agreements—Novartis Agreements” and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, Mereo has agreed to make milestone payments and pay royalties on potential future commercial sales. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, Mereo enters into contracts in the ordinary course of business with CROs, CMOs, and other vendors to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $2.4 million as of June 30, 2024.

Cash Flows

Comparison of The Six Months Ended June 30, 2024, and 2023

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	($'000)	($'000)
Net cash used in operating activities	(15,895)	(17,002)
Net cash used in investing activities	(699)	(419)
Net cash provided by financing activities	46,781	67
Effect of exchange rate changes	(177)	2,139
Increase/(decrease) in cash and cash equivalents	30,010	(15,215)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $15.9 million, a decrease of $1.1 million from $17.0 million in the six months ended June 30, 2023. The decrease was primarily driven by $2.0 million received from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years and $1.5 million higher net interest inflows. These decreases were partially offset by receipt of $1.7 million less from our depository to reimburse certain expenses incurred by us in respect of our ADR program in the six months ended June 30, 2024 than the six months ended June 30, 2023 and $0.7 million higher operating expense payments.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024, was $0.7 million, an increase of $0.3 million from $0.4 million in the six months ended June 30, 2023. In both periods, these cash flows relate to payments to acquire intangible assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $46.8 million, an increase of $46.7 million from $0.1 million in the six months ended June 30, 2023. The increase was due to the net proceeds received from the underwritten registered direct offering in June 2024.

Operating and Capital Expenditure Requirements

As of June 30, 2024, we had an accumulated deficit of $440.8 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product we develop.

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

We expect that our existing cash and cash equivalents will enable us to fund our currently committed clinical trials, operating expenses and capital expenditure requirements into 2027. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk during the three months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2024.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2024.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under Exchange Act) occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2024, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

1.1

Underwriting Agreement, dated June 14, 2024, by and among the Company and Jefferies LLC, Leerink Partners LLC and Cantor Fitzgerald & Co. as underwriters.(incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 14, 2024 (File No. 001-38452)).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 13, 2024.

MEREO BIOPHARMA GROUP PLC

Date: August 13, 2024	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: August 13, 2024	/s/ Christine Fox
Christine Fox
Chief Financial Officer