Form 10-Q
period 2024-09-30
Mereo BioPharma Group plc
filed 2024-11-12
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 775,728,034.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors of our most recent Annual Report on Form 10-K filed with the SEC on March 27, 2024 "2023 Annual Report". Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$80,522	$57,421
Prepaid expenses and other current assets	3,830	5,156
Research and development incentives receivables	2,371	1,183
Total current assets	86,723	63,760
Property and equipment, net	315	405
Operating lease right-of-use assets, net	909	1,245
Intangible assets, net	799	1,089
Total assets	$88,746	$66,499

Liabilities
Current liabilities:
Accounts payable	$1,748	$2,346
Accrued expenses	3,529	5,467
Convertible loan notes – current	5,551	—
Operating lease liabilities – current	736	652
Other current liabilities	2,644	1,021
Total current liabilities	14,208	9,486
Convertible loan notes – non-current	—	4,394
Warrant liabilities – non-current	1,040	412
Operating lease liabilities – non-current	394	906
Other non-current liabilities	568	764
Total liabilities	$16,210	$15,962
Commitments and contingencies (Note 16)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 773,672,299 shares issued at September 30, 2024 (December 31, 2023: 701,217,089).	3,051	2,775
Treasury shares	—	(1,230)
Additional paid-in capital	536,426	486,107
Accumulated deficit	(455,837)	(419,630)
Accumulated other comprehensive loss	(11,104)	(17,485)
Total shareholders’ equity	72,536	50,537
Total liabilities and shareholders’ equity	$88,746	$66,499

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$9,000
Operating expenses:
Cost of revenue	—	235	—	(2,847)
Research and development	(3,170)	(3,594)	(12,109)	(12,614)
General and administrative	(6,203)	(5,708)	(19,980)	(14,827)
Loss from operations	(9,373)	(9,067)	(32,089)	(21,288)
Other income/(expenses)
Interest income	983	689	2,160	1,368
Interest expense	(353)	(700)	(995)	(2,528)
Changes in the fair value of warrants	(59)	—	(576)	440
Foreign currency transaction (loss)/gain, net	(6,425)	2,465	(5,780)	455
Other expenses, net	—	—	—	(6)
Benefit from research and development tax credit	226	82	1,073	1,202
Net loss before income tax	(15,001)	(6,531)	(36,207)	(20,357)
Income tax benefit	—	—	—	—
Net loss	$(15,001)	$(6,531)	$(36,207)	$(20,357)

Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average shares outstanding – basic and diluted	770,146,589	684,974,190	727,808,860	645,997,203

Net loss	$(15,001)	$(6,531)	$(36,207)	$(20,357)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	7,174	(3,579)	6,381	99
Total comprehensive loss	$(7,827)	$(10,110)	$(29,826)	$(20,258)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(36,207)	$(20,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,875	4,109
Depreciation	105	129
Amortization of intangible assets	328	280
Amortization of operating lease right-of-use assets	381	371
Change in fair value of warrants	576	(440)
Non-cash interest expense	974	1,613
Non-cash interest income	-	(103)
Foreign currency transaction loss/(gain)	5,780	(455)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,514	2,417
Research and development incentives receivable	(1,073)	(232)
Accounts payable	(697)	(2,250)
Accrued expenses and other liabilities	(486)	1,003
Operating lease liabilities	(484)	(428)
Net cash used in operating activities	(23,414)	(14,343)

Cash flows from investing activities
Purchase of intangible assets	(699)	(419)
Net cash used in investing activities	(699)	(419)

Cash flows from financing activities
Proceeds from financing agreement with TAP	-	100
Proceeds from issuance of ordinary shares	47,000	11,605
Transaction costs on issuance of ordinary shares	(813)	(511)
Transaction costs on convertible loan notes	-	(33)
Redemption of convertible loan notes	-	(3,188)
Net cash provided by financing activities	46,187	7,973

Effect of exchange rate changes	1,027	1,136
Increase/(decrease) in cash and cash equivalents	23,101	(5,653)
Cash and cash equivalents at January 1,	57,421	68,182
Cash and cash equivalents at September 30,	$80,522	$62,529

Supplemental disclosure
Cash paid for interest	10	867

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Treasury shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Cost	Shares	Cost	capital	(loss)/income	deficit	equity
Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss							(8,951)	(8,951)
Foreign currency translation adjustments						(798)		(798)
Share-based compensation					2,050			2,050
Exercise of share options	132,345	-	(210,485)	280	(280)			—
Delivery of shares on vesting of restricted stock units			(712,915)	950	(950)			—
Balance, March 31, 2024	701,349,434	$2,775	—	$—	$486,927	$(18,283)	$(428,581)	$42,838
Net loss							(12,255)	(12,255)
Foreign currency translation adjustments						5		5
Share-based compensation					2,088			2,088
Exercise of share options	800,890	4			(6)			(2)
Delivery of shares on vesting of performance based restricted stock units	4,014,450	15			(40)			(25)
Issuance of shares, net of discount	62,656,500	238			46,762			47,000
Transaction costs on issuance of shares					(999)			(999)
Balance, June 30, 2024	768,821,274	$3,032	—	$—	$534,732	$(18,278)	$(440,836)	$78,650
Net loss							(15,001)	(15,001)
Foreign currency translation adjustments						7,174		7,174
Share-based compensation					1,737			1,737
Exercise of share options	1,740,840	7			(13)			(6)
Delivery of shares on vesting of restricted stock units	433,880	2			(3)			(2)
Delivery of shares on vesting of performance based restricted stock units	2,676,305	10			(27)			(17)
Balance, September 30, 2024	773,672,299	$3,051	—	$—	$536,426	$(11,104)	$(455,837)	$72,536

Balance, December 31, 2022	624,928,519	$2,478	1,003,030	$(1,335)	$476,521	$(21,687)	$(404,575)	$51,402
Net loss							(12,076)	(12,076)
Foreign currency translation adjustments						2,278		2,278
Extinguishment and reissuance of convertible loan note					1,161			1,161
Share-based compensation					1,635			1,635
Balance, March 31, 2023	624,928,519	$2,478	1,003,030	$(1,335)	$479,317	$(19,409)	$(416,651)	$44,400
Net loss							(1,751)	(1,751)
Foreign currency translation adjustments						1,400		1,400
Share-based compensation					943			943
Delivery of shares on vesting of deferred restricted stock units	501,380	2						2
Conversion of convertible loan note	17,774,895	67			(1,234)		5,784	4,617
Issuance of warrants					54			54
Balance, June 30, 2023	643,204,794	$2,547	1,003,030	$(1,335)	$479,080	$(18,009)	$(412,618)	$49,665
Net loss							(6,531)	(6,531)
Foreign currency translation adjustments						(3,579)		(3,579)
Share-based compensation					1,531			1,531
Issuance of shares, net of discount	48,367,095	186			11,819			12,005
Conversion of convertible loan note	9,645,200	42			(7,055)		8,628	1,615
Balance, September 30, 2023	701,217,089	$2,775	1,003,030	$(1,335)	$485,375	$(21,588)	$(410,521)	$54,706

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements of the Company and its subsidiaries and other financial information included in this Quarterly Report are unaudited, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024 (the “2023 Annual Report”). The condensed consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements included in the 2023 Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The interim results are not necessarily indicative of results to be expected for the full year.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $455.8 million as of September 30, 2024. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or oncology product candidates. On June 17, 2024, the Company raised net proceeds of $47.0 million before issuance costs through an underwritten registered direct offering of its ADSs, though there is no assurance that it will continue to be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of September 30, 2024, the Company had cash and cash equivalents of $80.5 million. The Company expects that its cash and cash equivalents as of September 30, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. While there are no estimates and assumptions made in the consolidated financial statements that are considered to be critical, the Company's unaudited condensed consolidated financial statements include, among others, estimates about revenue recognition on contracts with customers and convertible loan notes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

3. Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance other than those previously included in the 2023 Annual Report that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods that were discussed in its 2023 Annual Report.

4. Fair value measurement

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, certain accrued expenses, deferred consideration, contingent consideration, warrant liabilities and convertible loan notes. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to the short-term nature of those financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	1,040	—	1,040	—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	412	—	412	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2024.

Warrant liabilities

At September 30, 2024 and December 31, 2023, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 11.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
	($'000)	($'000)
VAT receivable	$472	$599
Prepaid research and development services	1,310	632
Insurance claim receivable	—	1,950
Security deposits	437	615
Prepaid insurance premiums	1,147	1,020
Other prepaid expenses and current assets	464	340
Total	$3,830	$5,156

6. Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2024	2023
	($'000)	($'000)
Leasehold improvements	$760	$710
Office equipment	209	199
IT equipment	310	296
Property and equipment, at cost	1,279	1,205
Less: accumulated depreciation	(964)	(800)
Property and equipment, net	$315	$405

Depreciation expense was less than $0.1 million in the three months ended September 30, 2024 (2023: $0.1 million) and $0.1 million in the nine months ended September 30, 2024 (2023: $0.1 million).

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

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million and $0.5 million in the three and nine months ended September 30, 2024, respectively and $0.2 million and $0.5 million in the three and nine months ended September 30, 2023, respectively. There were no material variable lease costs.

	As of September 30,
	2024	2023
Operating leases
Weighted-average remaining contractual lease term (years)	1.70	2.80
Weighted average discount rate	10.0%	10.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($'000)	($'000)	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$198	$193	$585	$570

The following table summarizes the maturities of the Company’s operating lease liabilities as of September 30, 2024:

As of September 30, 2024
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2024	$204
2025	818
2026	204
Total undiscounted payments	1,226
Less: Present value discount	(96)
Lease liability	$1,130
Lease liability – current	$736
Lease liability – non-current	$394

8. Other current liabilities

Other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
	($'000)	($'000)
Social security and other taxes	$975	$280
Employee taxes on PSU vesting to be remitted	1,076	-
Deferred consideration liability	286	711
Equity issuance costs payable	235	-
Other current liabilities	72	30
Total	$2,644	$1,021

Employee taxes on Performance Based Restricted Stock Units ("PSU") vesting to be remitted represents the proceeds from the sale of ADSs required to be sold to cover employee tax withholding obligations in connection with the vesting of PSUs in September 2024.

9. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
	($'000)	($'000)
Accrued research and development costs	$589	$1,821
Accrued legal fees	215	266
Accrued bonus	1,694	1,624
Accrued audit fees	364	671
Accrued professional fees	145	338
Accrued local taxes	225	382
Other accrued expenses	297	365
Total	$3,529	$5,467

10. Convertible loan notes

Novartis Loan Note

On February 10, 2020, the Company entered into a convertible equity financing with Novartis Pharma (AG) (“Novartis”) under which Novartis purchased a £3.8 million ($5.2 million) convertible loan note (the “Novartis Loan Note”). The Novartis Loan Note is convertible at the discretion of the holder, at a fixed price of £0.265 per ordinary share and originally bore interest at 6% per annum with a maturity date of February 10, 2023. In connection with the Novartis Loan Note, the Company also issued 1,449,614 warrants to Novartis which are exercisable until February 2025 at an exercise price of £0.265 per ordinary share. These warrants were recognized separately as equity instruments.

Effective February 10, 2023, the maturity date of the Novartis Loan Note was extended to February 10, 2025 and the interest rate amended to 9%. Interest accrued to the amendment date of $0.9 million was paid in cash, and additional warrants to purchase 2,000,000 ordinary shares were issued. These new warrants were also recognized separately as equity instruments.

The amendments to the Novartis Loan Note were an extinguishment of the original instrument and the issuance of a new instrument. Accordingly, on the extinguishment date, the carrying value of $5.5 million was derecognized. At the same time, a new liability of $3.4 million was recognized, which represents the portion of the consideration of the new arrangement allocated to the liability component of the new Novartis Loan Note on the basis of its relative fair value, net of fees. The remaining amount was allocated between the $0.9 million of interest paid in cash and the residual $1.2 million which was recorded in additional paid-in capital to reflect the relative fair value of the warrants and the conversion option embedded in the new Novartis Loan Note. No extinguishment gain or loss was recognized. The Company recognized interest expense of $0.3 million and $0.9 million in relation to the Novartis Loan Note for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.8 million in the three and nine months ended September 30, 2023, respectively. The effective interest rate applied to the liability portion of the Novartis Loan Note in the three and nine months ended September 30, 2024 was 27.8% (2023: 27.8% after the amendments and 37.4% prior to the amendments).

As of September 30, 2024 and December 31, 2023, the net carrying amount of the liability component of the convertible debt instrument was $5.6 million and $4.4 million, respectively. The fair value as of September 30, 2024 was $5.1 million.

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

In 2023, the Company received conversion notices and subsequently issued and allotted 17,774,895 ordinary shares in the three months ended June 30, 2023 and 9,645,200 ordinary shares in the three months ended September 30, 2023, both at a price of £0.174 per share on non-cash conversion of Private Placement Loan Notes with an aggregate principal amount of $4.6 million. In the three months ended September 30, 2023, the Company also paid $3.2 million to fully settle the outstanding principal and accrued interest balance.

The Company recognized $0.4 million and $1.5 million of interest expense in the three and nine months ended September 30, 2023, respectively. The effective interest rate applied to the liability portion of the Private Placement Loan Notes in 2023 after the amendments was 27.1% while the effective interest rate applied in 2023 before the amendments was 25.1%.

11. Warrant liability

	Warrant liabilities
	2024	2023
	($'000)	($'000)
At January 1	412	643
Changes in fair value during the period	448	(542)
Foreign exchange	(5)	4
At March 31	855	105
Changes in fair value during the period	69	102
Foreign exchange	1	3
At June 30	925	210
Changes in fair value during the period	59	-
Foreign exchange	56	(7)
At September 30	1,040	203

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

Warrant liability – bank loan

As of September 30, 2024, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. There were no warrants exercised during either the three and nine months ended September 30, 2024 or 2023.

Total outstanding warrants

As of September 30, 2024 and December 31, 2023, a total of 2,487,816 warrants over the same number of ordinary shares are outstanding. These warrants outstanding are equivalent to 0.3% of the issued ordinary share capital of the Company as of September 30, 2024 and 0.4% as of December 31, 2023.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30,	December 31,
	2024	2023
Market value of ADSs ($)	$4.11	$2.31
Risk-free interest rate (%)	3.74%	3.36%
Expected life (years)	3.03	3.78
Expected volatility (%)	0.94	1.02
Expected dividends (%)	0.00%	0.00%

12. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Cost ($'000)
At January 1, 2023 and March 31, 2023	624,928,519	2,478
Vesting of DRSUs	501,380	2
Conversion of convertible loan notes	17,774,895	67
At June 30, 2023	643,204,794	2,547
Issuance of ordinary shares	48,367,095	186
Conversion of convertible loan notes	9,645,200	42
At September 30, 2023	701,217,089	2,775

At December 31, 2023	701,217,089	2,775
Exercise of share options	132,345	—
At March 31, 2024	701,349,434	2,775
Exercise of share options	800,890	4
Vesting of PSUs	4,014,450	15
Issuance of shares	62,656,500	238
At June 30, 2024	768,821,274	3,032
Exercise of share options	1,740,840	7
Vesting of RSUs	433,880	2
Vesting of PSUs	2,676,305	10
At September 30, 2024	773,672,299	3,051

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

During the three months ended September 30, 2024, 4,851,025 ordinary shares were issued due to the exercise of employee share options and the vesting of RSUs and PSUs.

13. Revenue and cost of revenue

There was no revenue earned, or cost of revenue recognized in the three and nine months ended September 30, 2024.

In June 2023, the Company recognized milestone proceeds of $9.0 million as revenue under the license and collaboration agreement with Ultragenyx for setrusumab following achievement of a development milestone. As a consequence of this milestone received, and in accordance with the terms of the 2015 asset purchase agreement with Novartis which requires payment of a percentage of the proceeds received, subject to certain deductions, the Company also recognized cost of revenue of $(0.2) million for the three months ended September 30, 2023 and $2.8 million for the nine months ended September 30, 2023.

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

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 9.0 million as of September 30, 2024.

The expense for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($'000)	($'000)	($'000)	($'000)
2019 EIP	1,470	1,401	4,498	3,292
2019 NED EIP	266	130	1,377	817
Total	1,737	1,531	5,875	4,109

As of September 30, 2024, the total unrecognized compensation cost related to outstanding share awards was $5.6 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Market Value Options (“Options”)

A summary of the Company’s Option activity and related information under the 2019 EIP for the nine months ended September 30, 2024 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	9,595,161	1.63	1.41	8,133
Granted	2,498,969	3.36	2.61	—
Forfeited	(47,288)	2.01	1.69	—
Exercised	(771,163)	1.46	1.26	1,783
Expired	(5,000)	3.32	2.93	—
At September 30, 2024	11,270,679	2.02	1.68	23,873
Vested	5,156,477	1.94	1.65	11,499
Unvested	6,114,202	2.09	1.71	12,374

At December 31, 2023, 6,169,952 Options with a weighted average grant date fair value of $1.13 were unvested. The weighted average fair value per share of options vesting during the nine months ended September 30, 2024 and 2023 was $1.18 and $1.51 respectively.

The weighted average contractual life of Options outstanding at September 30, 2024 and December 31, 2023 was 7.8 years and 8.1 years, respectively. For vested Options at September 30, 2024 and December 31, 2023 it was 7.0 years and 7.1 years, respectively. All outstanding Options are expected to vest.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2024	2023
Market value of ADSs ($)	$3.36	$1.02
Risk-free interest rate (%)	4.02%	3.44%
Expected life (years)	6.25	10.00
Expected volatility (%)	90.81%	98.12%
Expected dividends (%)	0.00%	0.00%

The expected volatility assumption is calculated by reference to the historical volatility of an appropriate peer group of companies for a period equal to the expected term of the Option. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

RSUs were first awarded in 2023 and each RSU entitles the holder to a conditional right to receive an ADS at no cost upon the completion of the applicable vesting period. RSUs granted under the 2019 EIP vest over three years with one-third of the awards vesting on the first anniversary of the grant date and the remainder vesting in four equal six-monthly installments thereafter. Upon vesting of the RSUs, the Company issues the requisite ADSs, a portion of which are sold to satisfy the resulting withholding tax obligations, and the remaining ADSs are delivered to the holder. RSUs have a maximum contractual life of 3.0 years.

A summary of the Company’s RSU activity and related information under the 2019 EIP is as follows. As of September 30, 2024 all outstanding RSUs are expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	489,225	1.04	1,130
Granted	204,914	3.36	—
Vested	(229,359)	1.03	830
Forfeited	(23,533)		—
At September 30, 2024	441,247	2.10	1,816

At September 30, 2024, the weighted average remaining period of RSUs outstanding was 2.5 years.

Where presented, the aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs. The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Performance Based Restricted Stock Units (“PSUs”)

PSUs were first awarded in 2023 and each PSU entitles the holder to a conditional right to receive an ADS at no cost upon satisfaction of four escalating ADS price performance targets over a two year performance period following the date of grant. A summary of the Company’s PSU activity and related information under the 2019 EIP for the nine months ended September 30, 2024 is as follows:

	Number of PSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,338,150	0.61	3,091
Vested	(1,338,150)	0.61	5,100
At September 30, 2024	—	—	—

The grant date fair value was recognized over the expected life using the straight-line attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

Options permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant. Options issued under the 2019 NED EIP have a contractual term of 10 years and vest in equal monthly installments over one year. There are no performance conditions. A summary of the Company’s Option activity and related information under the 2019 NED EIP for the nine months ended September 30, 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,355,087	1.66	1.43	1,166
Granted	360,000	3.87	2.83	—
Exercised	(173,000)	2	1	466
At September 30, 2024	1,542,087	2.16	1.75	3,059
Vested	1,392,087	1.98	1.63	3,022
Unvested	150,000	3.87	2.83	37

At December 31, 2023, 73,336 Options with a weighted average grant date fair value of $0.84 were unvested.The weighted average fair value per share of options vesting during the nine months ended September 30, 2024 and 2023 was $2.32 and $0.88, respectively.

The weighted average contractual life of Options outstanding at September 30, 2024 and December 31, 2023 was 7.7 years and 8.0 years, respectively. For vested Options at September 30, 2024 and December 31, 2023 it was 7.5 years and 7.9 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2024	2023
Market value of ADSs ($)	$3.87	$0.94
Risk-free interest rate (%)	4.08%	3.36%
Expected life (years)	5.25	10.00
Expected volatility (%)	90.67%	97.94%
Expected dividends (%)	0.00%	0.00%

The expected volatility assumption is calculated by reference to the historical volatility of an appropriate peer group of companies for a period equal to the expected term of the Option. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

Non-executive directors may voluntarily elect to convert their annual cash fees for services on the board of directors and DRSUs were granted to those who made such elections. The number of DRSUs granted is determined by dividing the amount of the annual cash compensation by the average closing trading price of the Company's ADSs over the most recent 30 trading days as of the date of grant. Each DRSU entitles the holder to receive an ADS at no cost upon the completion of the vesting period. DRSUs granted under the 2019 NED EIP vest in substantially equal monthly installments over the plan year. Payment of DRSUs in ADSs will generally be 180 days following separation of service but have no specified contractual term.

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for the nine months ended September 30, 2024 is as follows; all outstanding DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	729,982	1.01	1,686
Granted	125,393	3.87	—
At September 30, 2024	855,375	1.43	3,520
Vested	803,124	1.27	3,305
Unvested	52,251	3.87	215

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

All awards made under these plans became fully vested, with all compensation costs fully recognized, before December 31, 2021. A summary of the awards still outstanding under these plans is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2023	1,572,358	9.22	8.19	—
Expired	(152,491)	—	—	—
At September 30, 2024	1,419,867	9.24	9.05	—

The weighted average contractual life of Options outstanding and vested at September 30, 2024 and December 31, 2023 was 1.1 years and 1.8 years respectively.

15. Loss per share

Basic loss per share is calculated by dividing the loss attributable to ordinary equity holders of the Company for the period by the weighted average number of ordinary shares outstanding. Diluted loss per share is based on dividing the loss attributable for the period, adjusted for the effect of dilutive ordinary shares, by ordinary share equivalents, which includes the weighted average number of ordinary shares outstanding and the effect of dilutive ordinary share equivalents.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(15,001)	$(6,531)	$(36,207)	$(20,357)
Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted-average number of shares used in computing net loss per share - basic and diluted	770,146,589	684,974,190	727,808,860	645,997,203

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect for the three and nine months ended September 30, 2024 and 2023 would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potentially dilutive ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2024	2023
Options	71,163,165	64,218,120
RSUs	2,206,235	2,846,125
PSUs	-	6,690,750
DRSUs	4,276,875	3,649,910
Convertible loan notes – Novartis	16,637,208	15,328,981
Warrants to purchase ordinary shares	7,539,129	7,539,129
AstraZeneca milestones potentially payable in equity	1,349,692	1,349,692

16. Commitments and contingencies

Indemnification agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with the Articles of Association in force on September 30, 2024, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

Novartis agreements

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

AstraZeneca agreements

In October 2017, the Company entered into an exclusive license and option agreement (“the AstraZeneca License Agreement”) and subscription deed (the “AstraZeneca Subscription Deed”), together (the "Original Agreements") with AstraZeneca AB ("AstraZeneca"). Each of these were amended on November 8, 2024, when the Company entered into an amendment and restatement agreement related to the AstraZeneca License Agreement (the "Amended AstraZeneca License Agreement") and a Deed of Amendment and Restatement related to the AstraZeneca Subscription Deed (the "Amended AstraZeneca Subscription Deed") together (the "Amended AstraZeneca Agreements").

Under the terms of the Original Agreements, the Company obtained from AstraZeneca an exclusive worldwide, sub-licensable license under AstraZeneca’s intellectual property rights relating to alvelestat, with an option to acquire such intellectual property rights following commencement of a pivotal trial and payment of related milestone payments, together with the acquisition of certain related assets. Upon entering into the Original Agreements, the Company made a payment of $3.0 million and issued 490,798 ordinary shares (equivalent to 98,159 ADSs) to AstraZeneca, for an aggregate upfront payment equal to $5.0 million. Upon execution of the Amended AstraZeneca License Agreement, the Company committed to issue 2,044,392 ordinary shares and pay $0.5 million to AstraZeneca in respect of an agreed milestone.

Under the terms of the Amended AstraZeneca Agreements, the Company has agreed, in connection with certain further development and regulatory milestones, to make potential future payments both in cash and through the issue of a variable number of additional ADSs to AstraZeneca of up to $114.3 million in the aggregate for products included in the Amended AstraZeneca License Agreement. The number of ADSs to be issued to satisfy equity milestones is determined by dividing a monetary amount by a defined subscription price (the “Subscription Price”). In addition, the Company has agreed to make payments to AstraZeneca based on specified commercial milestones of the product. The Company has also agreed to pay a specified percentage of sub-licensing revenue to AstraZeneca and to make royalty payments to AstraZeneca equal to ascending specified percentages of tiered annual worldwide net sales by the Company of licensed products (subject to certain reductions), ranging from the high single digits to low double digits. Royalties will be payable on a licensed-product-by-licensed-product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry. The Company has agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

The Amended AstraZeneca License Agreement will expire on the expiration of the last-to-expire royalty term with respect to all licensed products. Upon the expiration of the royalty term for a licensed product in a particular country, the licenses to the Company for such product in such country will become fully paid and irrevocable. Prior to exercise of the Option, if at all, the Company may terminate the Amended AstraZeneca License Agreement upon prior written notice. Either party may terminate the agreement upon prior written notice for the other party’s material breach that remains uncured for a specified period of time or insolvency.

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $2.4 million as of September 30, 2024.

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of September 30, 2024 and December 31, 2023.

17. Related party disclosures

In the three and nine months ended September 30, 2024 and 2023, there were no reportable related party transactions.

18. Subsequent Events

On November 8, 2024, the Company signed the Amended AstraZeneca Agreements and, on execution, committed to issue 2,044,392 ordinary shares and pay $0.5 million to AstraZeneca in connection with an agreed milestone.

The Amended AstraZeneca Agreements modified the amount of certain existing development milestones and added new development milestones, with the Company agreeing to make potential future payments both in cash and through the issuance of a variable number of additional ADSs to AstraZeneca worth up to $114.3 million in the aggregate for products covered by the Amended AstraZeneca License Agreement.

The Amended AstraZeneca Agreements also clarify that the Subscription Price is the price per ordinary share, calculated by dividing the volume weighted average price per ADS during the thirty (30) trading day period immediately preceding the applicable milestone trigger event day by the number of ordinary shares represented by each ADS on the last trading day of such period, rounded to the nearest $0.001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, included in our 2023 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2023 Annual Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our two rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (OI) and alvelestat primarily for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD). Setrusumab has received orphan designation for OI from the European Medicines Agency (EMA) and the U.S. Food and Drug Administration (FDA), PRIME designation from the EMA and has rare pediatric disease designation and breakthrough therapy designation from the FDA. Alvelestat has received U.S. Orphan Drug Designation for the treatment of AATD and Fast Track designation from the FDA for the treatment of AATD-LD.

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed this strategy by acquiring six clinical-stage product candidates of which four were in rare diseases and oncology. Four of our six clinical-stage product candidates were acquired from large pharmaceutical companies and two were acquired in our merger with OncoMed Pharmaceuticals Inc in 2019. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate.

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

Results of Operations

Comparison of three months ended September 30, 2024 and 2023

The following table sets forth Mereo’s results of operations for the three months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Revenue	-	-	-	*
Operating expenses:
Cost of revenue	-	235	(235)	*
Research and development	(3,170)	(3,594)	424	12%
General and administrative	(6,203)	(5,708)	(495)	(9%)
Loss from operations	(9,373)	(9,067)	(306)	*
Other income/(expenses)
Interest income	983	689	294	43%
Interest expense	(353)	(700)	(347)	(50%)
Changes in the fair value of warrants	(59)	-	(59)	*
Foreign currency transaction (loss)/gain, net	(6,425)	2,465	(8,890)	*
Benefit from research and development tax credit	226	82	144	176%
Net loss before income tax	(15,001)	(6,531)	(9,164)	*
Income tax benefit	-	-	-	-
Net loss	(15,001)	(6,531)	(9,164)	*
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	7,174	(3,579)	10,753	*
Total comprehensive loss	(7,827)	(10,110)	1,589	*

* Percentage change not meaningful

Research and development (“R&D”) expenses

The following table sets forth our R&D expenses by product development program for the three months ended September 30, 2024 and 2023.

	Three months ended September 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Setrusumab (BPS-804/UX143)	1,441	1,086	355	33%
Alvelestat (MPH-966)	1,206	1,581	(375)	(24)%
Etigilimab (MPH-313)	410	1,057	(647)	(61)%
Leflutrozole (BGS-649)	15	(34)	49	*
Acumapimod (BCT-197)	23	(18)	40	*
Other	74	(78)	153	*
Total R&D expenses	3,170	3,594	(424)	(12)%

Total R&D expenses decreased by $0.4 million, or 12%, from $3.6 million in the three months ended September 30, 2023 to $3.2 million in the three months ended September 30, 2024.

The decrease was primarily due to reductions in R&D expenses of $0.6 million and $0.4 million for etigilimab and alvelestat, respectively, partially offset by an increase of $0.4 million for setrusumab.

The reduction in program expenses for etigilimab was primarily due to the winding down and completion during 2023 of the open label Phase 1b/2 basket study in combination with an anti-PD-1 in a range of tumor types.

The reduction in the program expenses for alvelestat primarily relates to lower levels of preparatory activity undertaken in respect of the Phase 3 study in the three months ended September 30, 2024 compared to 2023, particularly including manufacturing and drug formulation activities and regulatory interactions.

The increase in program expenses for setrusumab was driven by additional activities in Europe and resources for input into development, regulatory and manufacturing plans with our partner, Ultragenyx, as the global development program is funded by Ultragenyx pursuant to our license and collaboration agreement.

General and administrative expenses

General and administrative expenses increased by $0.5 million, or 9%, from $5.7 million in the three months ended September 30, 2023 to $6.2 million in the three months ended September 30, 2024. The increase primarily reflects $0.2 million higher pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe. The remaining increase represents increases in various corporate expenses.

Interest income and expense

Interest income increased $0.3 million, or 43%, from $0.7 million in the three months ended September 30, 2023 to $1.0 million in the three months ended September 30, 2024. The increase was principally due to a higher cash and cash equivalents balance in the quarter from the proceeds of the underwritten registered direct offering in June 2024.

Interest expense decreased $0.3 million, or 49%, from $0.7 million in the three months ended September 30, 2023 to $0.4 million in the three months ended September 30, 2024. The decrease was principally due to the lower balance in the quarter of convertible loan notes as the private placement loan notes were fully converted and redeemed in August 2023.

Foreign currency transaction gain/(loss)

The net foreign exchange loss for the three months ended September 30, 2024 was $6.4 million, compared to a gain of $2.5 million for the three months ended September 30, 2023. This change primarily reflects (i) the impact of a weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended September 30, 2024, compared to a strengthening of U.S. dollars in the three months ended September 30, 2023, and (ii) higher U.S. dollar balances following the underwritten registered direct offering in June 2024.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended September 30, 2024 was a gain of $7.2 million, compared to a loss of $3.6 million in the three months ended September 30, 2023. The change primarily reflects the impact of the significant weakening of U.S. dollars when translating the net assets of the Company from its functional currency (pound sterling) into its presentational currency (U.S. dollars).

Comparison of the nine months ended September 30, 2024 and 2023

The following table sets forth Mereo’s results of operations for the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Revenue	-	9,000	(9,000)	*
Operating expenses:
Cost of revenue	-	(2,847)	2,847	*
Research and development	(12,109)	(12,614)	505	4%
General and administrative	(19,980)	(14,827)	(5,153)	(35)%
Loss from operations	(32,089)	(21,288)	(10,801)	*
Other income/(expenses)
Interest income	2,160	1,368	792	58%
Interest expense	(995)	(2,528)	1,533	61%
Changes in the fair value of warrants	(576)	440	(1,016)	*
Foreign currency transaction (loss)/gain, net	(5,780)	455	(6,235)	*
Other expenses, net	-	(6)	6	*
Benefit from research and development tax credit	1,073	1,202	(129)	(11)%
Net loss before income tax	(36,207)	(20,357)	(15,850)	*
Income tax benefit	-	-	-	-
Net loss	(36,207)	(20,357)	(15,850)	*
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	6,381	99	6,282	*
Total comprehensive loss	(29,826)	(20,258)	(9,568)	*

Revenue

No revenue was recognized in the nine months ended September 30, 2024. Revenue of $9.0 million for the nine months ended September 30, 2023 comprised a one-time milestone payment of $9.0 million resulting from the achievement of a clinical milestone on setrusumab by Ultragenyx.

Cost of revenue

No cost of revenue was recognized in the nine months ended September 30, 2024. Cost of revenue of $2.8 million for the nine months ended September 30, 2023 primarily represents amounts payable pursuant to our 2015 agreement with Novartis, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts, on the achievement of clinical milestones.

R&D expenses

The following table sets forth our R&D expenses by product development program for the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30,
	2024	2023	Change
	($'000)	($'000)	($'000)%
Setrusumab (BPS-804/UX143)	3,798	2,246	1,552	69%
Alvelestat (MPH-966)	6,721	4,943	1,778	36%
Etigilimab (MPH-313)	1,228	5,173	(3,944)	(76)%
Leflutrozole (BGS-649)	67	160	(93)	*
Acumapimod (BCT-197)	50	25	24	*
Other	244	67	178	*
Total R&D expenses	12,109	12,614	(505)	(4)%

Total R&D expenses decreased by $0.5 million, or 4%, from $12.6 million in the nine months ended September 30, 2023 to $12.1 million in the nine months ended September 30, 2024.

The decrease was primarily due to a $3.9 million reduction in R&D expenses for etigilimab, partially offset by increases of $1.8 million and $1.6 million for alvelestat and setrusumab, respectively.

The decrease in program expenses for etigilimab was primarily due to the winding down and completion during 2023 of the open label Phase 1b/2 basket study in combination with an anti-PD-1 in a range of tumor types.

The increase in program expenses for alvelestat primarily relates to preparatory work for the Phase 3 study, including manufacturing and drug formulation activities, St. Georges Respiratory Questionnaire (SGRQ) validation activities and regulatory interactions.

The increase in program expenses for setrusumab was driven by additional activities in Europe, and resources for the input into development, regulatory and manufacturing plans with our partner, Ultragenyx, as the global development program is funded by Ultragenyx pursuant to our license and collaboration agreement.

General and administrative expenses

General and administrative expenses increased by $5.2 million, or 35%, from $14.8 million in the nine months ended September 30, 2023 to $20.0 million in the nine months ended September 30, 2024.

The increase was primarily due to:

(i)
pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe of $1.4 million;
(ii)
net increases in other general and administrative expenses of approximately $1.9 million, including employee-related costs, and legal and professional fees in respect of compliance with the U.S. domestic reporting regime; and
(iii)
a reduction of $1.7 million in the amount received from our depository to reimburse certain expenses incurred by us in respect of our ADR program in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest income and expense

Interest income increased $0.8 million, or 58%, from $1.4 million in the nine months ended September 30, 2023 to $2.2 million in the nine months ended September 30, 2024. The increase was principally due to higher cash and cash equivalents balances from the proceeds of the underwritten registered direct offering in June 2024.

Interest expense decreased $1.5 million, or 61%, from $2.5 million in the nine months ended September 30, 2023 to $1.0 million in the nine months ended September 30, 2024. This decrease was principally due to the lower balance of convertible loan notes in the period as the private placement loan notes were fully converted and redeemed in August 2023.

Changes in the fair value of financial instruments

Changes in the fair value of financial instruments were an unrealized loss of $0.6 million in the nine months ended September 30, 2024, compared to an unrealized gain of $0.4 million in the nine months ended September 30, 2023. The unrealized loss in the nine months ended September 30, 2024 was primarily due to the impact of the increase in the price of the Company's ADSs on the value of the warrant liabilities, whereas in the nine months ended September 30, 2023, the unrealized gain was primarily due to the expiry of the Private Placement warrants in June 2023.

Foreign currency transaction gain/(loss)

The net foreign exchange loss for the nine months ended September 30, 2024 was $5.8 million, compared to a gain of $0.5 million in the nine months ended September 30, 2023. This change primarily reflects (i) the impact of a significant weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the nine months ended September 30, 2024, compared to a slight strengthening of U.S. dollars in the nine months ended September 30, 2023, and (ii) higher U.S. dollar cash and cash equivalent balances following the underwritten registered direct offering in June 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $0.1 million, from $1.2 million in the nine months ended September 30, 2023 to $1.1 million in the nine months ended September 30, 2024. This decrease reflects a combination of a lower level of qualifying expenditure in the nine months ended September 30, 2024 and a reduction in the proportion of qualifying expenditure that can be reclaimed under the scheme rules. The tax credits represent eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure (the “R&D tax credit”).

Other comprehensive loss – Foreign currency translation adjustments

The foreign currency translation adjustment for the nine months ended September 30, 2024 was a gain of $6.4 million, compared to a gain of $0.1 million in the nine months ended September 30, 2023. The change primarily reflects the impact of the significant weakening of U.S. dollars when translating the net assets of the Company from its functional currency (pound sterling) into its presentational currency (U.S. dollars).

Liquidity and Capital Resources

Overview

Under the current business plan and cash flow forecasts, and in consideration of our ongoing research and development efforts and our general corporate funding requirements, we anticipate that our current on-hand cash resources will extend into 2027. However, we will need additional external funding to complete our development plans and potentially commercialize selected rare disease products. We plan to fund our operations through cash on hand and a combination of non-dilutive funding sources, public or private equity or debt financing or other sources.

We do not currently have any approved product candidates and as a result, have not generated any revenue from product sales. As a result, to date, we have financed our operations primarily through the issuances of our equity securities, convertible debt and warrants. These offerings have raised approximately $259.0 million, including through the $50.0 million underwritten registered direct offering in June 2024 and the $12.0 million “at-the-market” offering pursuant to our Open Market Sale Agreement with Jefferies LLC in July 2023 (all amounts are gross proceeds before fees and discounts).

We have also received payments under various license and collaboration agreements, including payments of:

•
$50.0 million under the license and collaboration agreement with Ultragenyx for setrusumab in 2021 and a further milestone payment of $9.0 million in July 2023;
•
$4.0 million under the license and collaboration agreement with Feng Biosciences (formerly OncXerna) for navicixizumab in 2020 and a further milestone payment of $2.0 million in 2022; and
•
$1.0 million under the global license agreement with ReproNovo for leflutrozole in December 2023.

Contractual Obligations

As further described in our 2023 Annual Report, under “Item 1. Business—Material Agreements—Novartis Agreements” (as updated in note 16 to the condensed consolidated financial statements included in this Quarterly Report) and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, we have agreed to make milestone payments and pay royalties on potential future commercial sales. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $2.4 million as of September 30, 2024.

Cash Flows

Comparison of the nine months ended September 30, 2024 and 2023

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	($'000)	($'000)
Net cash used in operating activities	(23,414)	(14,343)
Net cash used in investing activities	(699)	(419)
Net cash provided by financing activities	46,187	7,973
Effect of exchange rate changes	1,027	1,136
Increase/(decrease) in cash and cash equivalents	23,101	(5,653)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $23.4 million, an increase of $9.1 million from $14.3 million in the nine months ended September 30, 2023. The most significant items driving this increase were:

(i) a one-time milestone payment of $9.0 million being received in the three months ended September 30, 2023 resulting from the achievement of a clinical milestone on setrusumab from Ultragenyx;

(ii) receipt of $1.8 million in research and development tax credits in the nine months ended September 30, 2023 with no similar amounts received in the nine months ended September 30, 2024;

(iii) receipt of $1.7 million less from our depository to reimburse certain expenses incurred by us in respect of our ADR program in the nine months ended September 30, 2024 than the nine months ended September 30, 2023; and

(iv) approximately $0.6 million higher other net cash operating expenses.

These increases were partially offset by the receipt of $2.0 million from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years and $1.8 million higher net interest inflows.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $0.7 million, an increase of $0.3 million from $0.4 million in the nine months ended September 30, 2023. The increase is due to additional payments to acquire intangible assets in the nine months ended September 30, 2024 compared to 2023.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $46.2 million, an increase of $38.2 million from $8.0 million in the nine months ended September 30, 2023. The increase represents the difference between the net proceeds received from the underwritten registered direct offering in June 2024 of $46.2 million in the nine months ended September 30, 2024 and the net proceeds of an “at-the-market” offering of $11.1 million, offset by $3.2 million paid to redeem the Private Placement loan notes in the nine months ended September 30, 2023.

Operating and Capital Expenditure Requirements

As of September 30, 2024, we had an accumulated deficit of $455.8 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product we develop.

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
•
seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•
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
•
milestone payments under our license and option agreement with AstraZeneca;
•
whether we need to repay the principal and interest on our Convertible Loan Note with Novartis due in February 2025. We currently assume it will be converted or otherwise refinanced with new debt or equity; and
•
tax liabilities or other assessments and our ability to claim R&D tax credits or other reliefs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk during the three months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2024.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2024.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2024, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 12, 2024.

MEREO BIOPHARMA GROUP PLC

Date: November 12, 2024	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: November 12, 2024	/s/ Christine Fox
Christine Fox
Chief Financial Officer