Form 10-K
period 2024-12-31
Mereo BioPharma Group plc
filed 2025-03-26
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $ 471,388,208.

As of March 25, 2025 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 795,001,444

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
“Exchange Act” are to the United States Securities and Exchange Act of 1934;
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
•
“Navicixizumab” are to an anti-DLL4/VEGF bispecific antibody for the potential treatment of post platinum ovarian cancer;
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
•
We depend heavily on the success of setrusumab and alvelestat. We cannot give any assurance that any of these product candidates will receive regulatory approval, which is necessary before they can be commercialized. If we are unable to commercialize setrusumab and alvelestat, whether on our own or through agreements with third parties, or experience significant delays in doing so, our ability to generate revenue and our financial condition will be adversely affected.
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
•
Commencing January 1, 2024 we were required to comply with the domestic reporting regime under the Exchange Act and will continue to incur significant legal, accounting and other expenses, and our management must devote substantial time to public company compliance initiatives and corporate governance matters.
•
Failure to establish and maintain effective internal controls could have a material adverse effect on our business and stock price.

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our two rare disease product candidates are setrusumab for the treatment of OI and alvelestat for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD). Setrusumab has received orphan designation for OI from the European Commission ("EC") and the FDA, PRIME designation from the EMA and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA.

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

Our Strategy

We intend to become a leading biopharmaceutical company developing innovative therapeutics that aim to improve outcomes for patients with rare diseases. The key elements of our strategy to achieve this goal include:

•
•
Rapidly develop and potentially commercialize our rare disease product candidates. Our rare disease product candidates setrusumab and alvelestat have been acquired or in-licensed from pharmaceutical companies following strategic de-prioritization. Prior to this they have received significant investment in preclinical, toxicology, clinical studies and CMC. We have built expertise in the areas of patient identification, clinical study design and regulatory strategy. This combination of prior investment and our expertise has allowed us to rapidly develop our two rare disease product candidates. For example, setrusumab has completed a Phase 2 in adult OI patients and our partner Ultragenyx has completed enrollment in two Phase 3 studies in pediatric and young adult OI patients, and alvelestat has completed two Phase 2 studies and is now progressing towards Phase 3. We may seek to partner our rare disease product candidates for further development where it makes strategic sense to do so, including potentially seeking partnerships on a regional basis. However, as commercialization of rare disease products can be achieved using a highly specialized and focused infrastructure, we may seek to commercialize our rare disease product candidates, once approved, in select markets. For example, as part of our partnership with Ultragenyx, we have the retained the commercial rights to setrusumab in Europe and the U.K.
•
Continue to be a partner of choice for pharmaceutical and biotechnology companies. We believe that we are a preferred partner for pharmaceutical and biotechnology companies as they seek to unlock the potential in their development pipelines and deliver therapeutics to patients in areas of high unmet medical need. We have strong relationships with these companies, as evidenced by our agreements with Novartis AG ("Novartis") and AstraZeneca AB ("AstraZeneca"), as well as our partnership with Ultragenyx, and a track record of structuring transactions that enable us to leverage our core capabilities while creating value for all stakeholders. We intend to continue to enter into strategic relationships that align our interests with those of pharmaceutical and biotechnology companies and that we believe to be mutually beneficial.
•
Leverage our expertise in business development. Our senior management team has extensive relationships with large pharmaceutical and biotechnology companies. These relationships are important to us as we seek to form strategic partnerships on our product candidates, such as our partnership with Ultragenyx, and to grow our pipeline of product candidates in rare diseases.
•
Explore out-licensing or sale opportunities with third parties for further clinical development and/or commercialization of our non-core and non-rare disease programs. Navicixizumab, for the treatment of late line ovarian cancer, has completed a Phase 1 study and was partnered on a global basis with Feng Biosciences in January 2020. In March 2018, we reported top-line Phase 2b data for leflutrozole for the treatment of HH and in December 2018, we reported positive results from the safety extension study for leflutrozole. In December 2023 we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole and we plan to enter into one or more strategic relationships with third parties for etigilimab and acumapimod to undertake the next phase of clinical development and, if approved, commercialization.

Our Pipeline

The following table summarizes our pipeline for our core product candidates. We have global commercial rights to alvelestat and commercial rights to setrusumab in Europe and the U.K. We granted Ultragenyx an exclusive license to develop and commercialize setrusumab in the U.S. and rest of the world, and we have licensed global rights for navicixizumab to Feng Biosciences and global rights for leflutrozole to ReproNovo.We have global rights to, and are seeking a partner for further global development of, etigilimab and acumapimod.

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

Current Treatment Landscape for Osteogenesis Imperfecta

There are no therapies approved by the FDA or EMA for the treatment of OI. The only treatments available to OI patients are the acute management of fractures as they occur and drugs such as bisphosphonates which are typically used to treat osteoporosis and are not approved for OI but are commonly used off-label in both children and adults. Bisphosphonates slow down the rate at which osteoclasts resorb bone. These anti-resorptives include Aredia (pamidronate), Fosamax (alendronate) and Reclast (zoledronic acid). Bisphosphonates have not consistently been shown to reduce fractures in pediatric or adult OI patients and the effect of long-term therapy with these drugs remains unclear in both children and adults.

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

Our Approach

Setrusumab, our product candidate for the treatment of OI, is specifically designed to inhibit sclerostin. Sclerostin is produced in osteocytes, which are mature bone cells that are thought to be the mechanoreceptor cells that regulate the activity of bone-building osteoblasts and bone-resorbing osteoclasts. Sclerostin inhibits the activity of osteoblasts. We believe that by blocking sclerostin, setrusumab has the potential to induce or increase osteoblast activity and maturation of these cells, increasing overall bone mass, and thereby reducing fractures in OI patients.

In 2016, we obtained orphan drug designation in OI for setrusumab in the U.S. and the EU and, in November 2017, the program was accepted into the Priority Medicines scheme (“PRIME”) of the EMA. In September 2020 we received rare pediatric disease designation for setrusumab in OI from the FDA. In October 2024 our partner, Ultragenyx, received Breakthrough Therapy designation from the FDA. See “—Government Regulation—Foreign Government Regulation.”

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

Top-line Data from Setrusumab Phase 2 Portion of Phase 2/3 Orbit Study

In June 2023, we along with our partner, Ultragenyx, announced successful completion of the Phase 2 portion of the pivotal Phase 2/3 Orbit study in 24 pediatric and young adult patients (5 to <26 years old) for setrusumab in OI, which compared two different doses of setrusumab, 20 and 40 mg/kg, to determine the optimal dose for the Phase 3. The primary endpoint of the Phase 2 study was circulating levels of P1NP, a biomarker reflective of bone formation. The study also evaluated numerous other endpoints, including bone mineral density (“BMD”) and annualized fracture rates, PK and safety. Across all patients evaluated at both doses, these data showed statistically significant increases in levels of serum P1NP, a sensitive marker of bone formation, and substantial and significant improvement in BMD by three months. An increase in lumbar spine BMD from baseline of 9.4% at 20 mg/kg (n=10) was observed, with a substantial mean change in the Z-score of +0.65 from -2.12 (n=11) at baseline. There was no significant difference between the two doses tested, accordingly, the 20 mg/kg was selected as the Phase 3 dose. The changes observed in BMD in these younger patients at three months are equivalent to the changes following 12 months treatment with setrusumab in adult patients reported from the Phase 2b ASTEROID study. The 24 patients from the Phase 2 portion of the ORBIT study are continuing to receive setrusumab treatment in an open-label extension study.

Additional data from the Phase 2 portion of the Phase 2/3 Orbit study were reported at the annual ASBMR meeting in October 2023 and demonstrated that treatment with setrusumab significantly reduced incidence of fractures in patients with OI with at least six months of follow-up and continued to demonstrate ongoing and meaningful improvements in lumbar spine bone BMD. As of the cut-off date and following at least six months of treatment with setrusumab, the annualized fracture rate across all 24 patients in the Phase 2 portion of the study was reduced by 67%. The median annualized fracture rate of 0.72 in the two years prior to treatment was reduced to 0.00 (n=24, p=0.042) during the mean treatment duration period of nine months. These fractures excluded fractures of the fingers, toes, skull and face consistent with the Phase 3 study design. Following initiation of treatment with setrusumab, 20 patients experienced no radiographic-confirmed fractures, and four patients experienced seven radiographic-confirmed fractures in five separate events. Two of these fractures occurred within the first two months of treatment, a time in which setrusumab-induced increases in BMD may have been suboptimal in reducing fractures.

At the six-month timepoint, treatment with setrusumab resulted in a mean increase in lumbar spine BMD from baseline of 13% at 20 mg/kg (n=11) and 16% at 40 mg/kg (n=8), which represented the same substantial mean improvement in Z-score of +0.85 for both dose groups at six months compared to a combined mean baseline Z-score of –1.68. The small apparent difference in BMD change from baseline is likely related to differences in patients assigned to the two treated groups. There was no statistically significant difference in BMD percent change or Z-score change from baseline between the 20 and 40 mg/kg dosing cohorts. As of the data cut-off for our October 2023 announcement, there were no treatment-related serious adverse events observed in the study.

In data reported in June 2024, the large reduction in annualized radiologically confirmed fracture rate previously reported in patients treated for a minimum of six months was sustained in patients treated for at least 14 months with a high degree of statistical significance. The median annualized rate of radiologically confirmed fractures across all 24 patients in the two years prior to treatment was 0.72. Following a mean treatment duration period of 16 months, the median annualized fracture rate was reduced to 0.00 (p=0.0014; n=24), reflecting a 67% reduction relative to the pre-treatment period. Patients enrolled in the Phase 2 portion of the Orbit study are continuing to receive setrusumab treatment at 20 mg/kg in an open label extension study.

Phase 3 Orbit and Cosmic Studies

The Phase 3 portion of the Orbit study completed enrollment in April 2024 of 158 patients (aged 5 - <26 years old) at 45 sites across 11 countries. Patients are randomized 2:1 to receive setrusumab (20 mg/kg) or placebo, respectively, with a primary efficacy endpoint of a reduction in annualized clinical fracture rate, excluding fingers, toes, skull and face.

A second study, Cosmic, a Phase 3 open-label study in younger children (aged 2 - < 7 years old) completed enrollment in April 2024 of 66 patients at 21 sites across seven countries. The Cosmic study is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonates (IV-BP) therapy (randomized 1:1) on annualized total fracture rate.

We believe the Orbit and Cosmic trials, if successful, will support U.S. and European regulatory filings for the potential approval of setrusumab for the treatment of osteogenesis imperfecta.

Alvelestat (MPH-966) for the Treatment of Severe Alpha-1 Antitrypsin Deficiency (AATD)-Associated Lung Disease:

Overview

We are developing alvelestat for the treatment of severe AATD-LD. AATD-LD is a potentially life-threatening rare, genetic condition that results in severe debilitating diseases, including early-onset pulmonary emphysema. Alvelestat is a novel, oral small molecule designed to inhibit NE. Scientific data indicate that the increased risk of lung tissue injury in patients with AATD may be due to inadequately controlled NE caused by insufficient alpha-1 antitrypsin (AAT). We believe that by inhibiting NE, alvelestat has the potential to reduce the destruction of lung tissue and stabilize clinical deterioration in patients with severe AATD-LD patients.

Background of Alpha-1-Antitrypsin Deficiency

AATD is a genetic disease. There are estimated to be 50,000 people in North America and 60,000 in Europe with severe AATD, which we define as AATD in patients with serum AAT levels <11μM, (most commonly either a PiZZ genotype or Null/Null genotype) although there are approximately only 10,000 people diagnosed in North America. The major function of AAT in the lungs is to protect the connective tissue from NE released from triggered neutrophils. The lungs are normally defended from NE attack by AAT, which is a highly effective inhibitor of NE. Severe AATD patients produce ineffective or no AAT and are, therefore, unable to defend against NE attack. As a result, severe AATD patients commonly experience degeneration of lung function, such as early-onset pulmonary emphysema, which significantly affects quality of life and life expectancy. They may require oxygen therapy in order to continue their daily lives and the most severe patients may require lung transplantation.

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

Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA.

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

Phase 2 Clinical Trials in AATD

In May 2022, we successfully completed a Phase 2, placebo-controlled, 12-week, dose-ranging, proof-of-concept clinical trial (ASTRAEUS) in 99 patients with AATD-LD in the U.S. and the EU which demonstrated statistically significant changes in NE activity and biomarkers of disease severity at different time points up to 12 weeks. We enrolled only adult patients with PiZZ or Null/Null genotypes or rare genotypes with severe deficiency of alpha-1 antitrypsin (<11 microMolar) with confirmed emphysema, who had not received AAT augmentation therapy or had undergone a wash-out period following AAT augmentation therapy. The study examined two doses of alvelestat (120 mg and 240 mg) compared to placebo with three primary endpoints along the pathogenic pathway of lung disease in AATD patients. These primary endpoints were plasma desmosine (a biomarker of protease-driven elastin breakdown), Aα-Val360, a specific biomarker of NE proteolytic activity, and NE activity in blood. Secondary endpoints were safety, exacerbation frequency, and pharmacokinetics. Exploratory endpoints were St. Georges Respiratory Questionnaire (SGRQ) which is a patient-reported outcome of Respiratory Health Status and lung function tests, including FEV1.

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

In October 2023, the University of Alabama at Birmingham (UAB) and Mereo reported on the ATALANTa study, a multi-center, double-blind, placebo-controlled, proof-of-concept investigator-led study run by Professor Mark Dransfield, Director of the Division of Pulmonary, Allergy and Critical Care, UAB, in collaboration with Mereo. ATALANTa investigated the safety and efficacy of alvelestat 120 mg, or matched placebo, twice daily, for 12 weeks in a broad range of individuals with AATD-LD, including those with less severe phenotypes (Pi*SZ) and earlier stage patients than were enrolled in the Company-sponsored ASTRAEUS Phase 2 study, and those receiving augmentation therapy. The study randomized 63 patients, 32 in the 120 mg alvelestat arm (44% on augmentation therapy) and 31 in the placebo arm (48% on augmentation therapy). The results demonstrated with the 120 mg dose of alvelestat (the lower dose used in the Phase 2 ASTRAEUS study) are consistent with those observed in ASTRAEUS on blood NE activity and changes in the disease-activity biomarkers, desmosine and Aα-val360. The data demonstrate that the 120 mg dose of alvelestat is safe on top of augmentation and support Mereo’s selection of the 240 mg dose to be studied in the planned Phase 3 pivotal trial. Exploratory endpoints in ATALANTa demonstrated statistically significant improvement in SGRQ Activity score (p=0.0106 versus placebo) and a trend to improvement in SGRQ Total score at 12 weeks in patients not receiving augmentation therapy and having earlier stage lung disease (based on their FEV1). The ATALANTa and ASTRAEUS data support the use of the SGRQ Total score in the planned Phase 3 pivotal trial and inclusion of patients with earlier stages of lung disease. Safety in ATALANTa was consistent with the known alvelestat profile and there were no liver or QTc AESIs documented.

Planned Phase 3 Clinical Trial in AATD

In March 2023, we announced the outcome of the end-of-Phase 2 discussions with the FDA and the EMA (Scientific Advice) and the guidance on the Phase 3 endpoints received from both Regulatory Agencies. In the EU, the Company received guidance that lung density by computed tomography (CT) scan with a relaxed p value (p<0.1) may be sufficient for full regulatory approval. In the U.S., following additional FDA interactions in the second half of 2023, the Company has aligned on St George’s Respiratory questionnaire (SGRQ) total score as the primary endpoint, with a functional assessment as a key secondary endpoint, which, if successful, is expected to support submissions for full regulatory approval in the U.S. Inclusion of patients with earlier and later stage lung disease progression in the planned registrational study could increase the addressable patient population for alvelestat. Based on the guidance from the FDA and the EMA, the Company is designing a single, global, Phase 3 study evaluating the 240 mg dose of alvelestat versus placebo in approximately 220 patients with AATD-LD with two independent primary endpoints to support applications for full marketing approvals in both the U.S. and EU. Qualitative research to test that the SGRQ is fit for purpose in the AATD population, as required by FDA, was completed in 2024. A Pediatric Investigation Plan full waiver was agreed by the EMA in 2024, meaning that no pediatric studies are required.

The Company continues to evaluate non-dilutive financing options for the development and potential commercialization of alvelestat in AATD-LD while continuing to progress the program towards the initiation of the planned Phase 3.

Phase 1b/2 Clinical Trial in Bronchiolitis Obliterans Syndrome (“BOS”)

BOS is a rare progressive, fibrosing disease of the lungs affecting approximately 6% of the estimated 12,000 stem cell transplants a year in the U.S., often as part of graft versus host disease. For lung transplants, approximately 50% of the patients develop BOS by 5 years, which is the leading cause of retransplant and mortality. There are an estimated 10,000 people living with lung transplant and BOS in the U.S. and Europe. BOS is characterized by neutrophil infiltration in the lung, excess NE and inflammation. The pathology of BOS in stem cell transplant and lung transplant is overlapping.

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

An investigator-sponsored open-label Phase1b/2 study in Bronchiolitis Obliterans Syndrome (BOS) following allogeneic stem cell transplant is being conducted. In January 2025, the Clinical Trial Agreement between Mereo and The Center for Cancer Research, National Cancer Institute ("CCR") under the direction of Steven Pavletic, M.D. ("Principal Investigator") was amended to expire on the earlier of completion of the research or May 31, 2026. NCI, CCR and the Principal Investigator will work to complete the trial within the timelines and no subject will be enrolled in the trial after May 31, 2025.

Our Non-Core Partnered Programs

Following completion of successful Phase 1b or Phase 2 studies the products below are programs which we have successfully partnered.

Navicixizumab (OMP-305B83) for Treatment of Ovarian Cancer

Navicixizumab is a bispecific antibody that inhibits delta-like ligand 4 (DLL4) and vascular endothelial growth factor (VEGF).

We acquired navicixizumab in the Merger. In January 2020, we out-licensed navicixizumab to Feng Biosciences. See “- Material Agreements - Licensing Agreement for Navicixizumab.”

Leflutrozole (BGS-649)

Leflutrozole is an oral inhibitor of aromatase. Excess aromatase in fat tissue reduces testosterone, LH and FSH, leading to HH. In Phase 2 trials, leflutrozole normalized testosterone, increased LH and FSH, improved total sperm count, and was reported to be well-tolerated.

In December 2023, we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole, a non-steroidal aromatase inhibitor. See “—Material Agreements—Licensing Agreement for Leflutrozole”. Under the terms of the License Agreement, ReproNovo, a reproductive medicine company, is responsible for all future development and commercialization of leflutrozole. Mereo received an upfront payment and will be eligible to receive up to $64.3 million in future clinical, regulatory and commercial milestones as well as tiered mid-single digit royalties on global annual net sales of leflutrozole.

Our Non-Core Programs Available for Partnering

Following completion of successful Phase 1b or Phase 2 studies, we intend to out-license or sell the following programs.

Etigilimab (MPH-313) for the Treatment of Advanced Solid Tumors

Overview

Etigilimab is an antibody against TIGIT. TIGIT is a next generation checkpoint receptor shown to block T-cell activation and the body’s natural anti-cancer immune response. Etigilimab is an IgG1 monoclonal antibody which binds to the human TIGIT receptor on immune cells with a goal of improving the activation and effectiveness of T-cell and NK cell anti-tumor activity. Etigilimab has completed a Phase 1a dose escalation clinical trial in 23 patients with advanced solid tumors and has been evaluated in a Phase 1b study in combination with nivolumab in select tumor types.

Acumapimod (BCT-197) for the Treatment of AECOPD

Acumapimod is a p38 MAP kinase inhibitor therapy for treatment during severe acute exacerbations of COPD (AECOPD). In a Phase 2 trial, acumapimod given over five days in patients hospitalized with AECOPD demonstrated a statistically significant reduction in re-hospitalization for treatment failure and recurrent exacerbations. Acumapimod was reported to be safe and well tolerated. Following meetings with FDA and EMA a global Phase 3 registrational program has been designed.

We intend to out-license or sell etigilimab and acumapimod to third parties for the further development, recognizing the need for greater resources to take these product candidates to market.

Material Agreements

Agreements with Ultragenyx for Setrusumab

On December 17, 2020, we announced that we entered into a license and collaboration agreement with Ultragenyx, for setrusumab for OI. Under the terms of the agreement, Ultragenyx will lead future global development of setrusumab in both pediatric and adult patients. We granted Ultragenyx an exclusive license to develop and commercialize setrusumab in the U.S. and rest of the world, excluding Europe, where we retain commercial rights. Each party will be responsible for post-marketing commitments in their respective territories. Under the terms of the agreement, Ultragenyx made an upfront payment of $50 million to Mereo and a $9.0 million payment during the year ended December 31, 2023 upon achievement of a clinical milestone. Ultragenyx will pay up to $245 million in additional development, regulatory and commercial milestones and tiered double digit percentage royalties to us on net sales outside of Europe and we will pay a fixed double digit percentage royalty to Ultragenyx on net sales in Europe. Under the terms of our 2015 agreement with Novartis, we will pay Novartis a percentage of proceeds, subject to certain deductions, and we will receive a substantial majority of the payments from Ultragenyx.

In December 2024, we entered into a manufacturing and supply agreement with Ultragenyx (the “Ultragenyx Manufacturing and Supply Agreement”) under which Ultragenyx is responsible for the manufacture and supply of setrusumab to Mereo in our territories. We are also required to reimburse Ultragenyx for a portion of the manufacturing process development costs as well as future commercial supply costs.

Licensing Agreement with AstraZeneca

In October 2017, we entered into an exclusive license and option agreement (“the AstraZeneca License Agreement”) and subscription deed (the “AstraZeneca Subscription Deed”), together (the “Original Agreements”) with AstraZeneca AB. Each of these were amended on November 8, 2024, when we entered into an amendment and restatement agreement related to the AstraZeneca License Agreement (the “Amended AstraZeneca License Agreement”) and a Deed of Amendment and Restatement related to the AstraZeneca Subscription Deed (the “Amended AstraZeneca Subscription Deed”) together (the “Amended AstraZeneca Agreements”).

Under the terms of the Original Agreements, we obtained from AstraZeneca an exclusive worldwide, sub-licensable license under AstraZeneca’s intellectual property rights relating to alvelestat, with an option to acquire such intellectual property rights following commencement of a pivotal trial and payment of related milestone payments, together with the acquisition of certain related assets. Upon entering into the Original Agreements, we made a payment of $3.0 million and issued 490,798 ordinary shares (equivalent to 98,159 ADSs) to AstraZeneca, for an aggregate upfront payment equal to $5.0 million. Upon execution of the Amended AstraZeneca License Agreement, we issued 2,044,392 ordinary shares and paid $0.5 million to AstraZeneca in respect of an agreed milestone.

Under the terms of the Amended AstraZeneca Agreements, we have agreed, in connection with certain further development and regulatory milestones, to make potential future payments both in cash and through the issue of a variable number of additional ADSs to AstraZeneca of up to $114.3 million in the aggregate for products included in the Amended AstraZeneca License Agreement. The number of ADSs to be issued to satisfy equity milestones is determined by dividing a monetary amount by a defined subscription price (the “Subscription Price”). In addition, we have agreed to make payments to AstraZeneca based on specified commercial milestones of the product. We have also agreed to pay a specified percentage of sub-licensing revenue to AstraZeneca and to make royalty payments to AstraZeneca equal to ascending specified percentages of tiered annual worldwide net sales by us of licensed products (subject to certain reductions), ranging from the high single digits to low double digits. Royalties will be payable on a licensed-product-by-licensed-product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry. We have agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

The Amended AstraZeneca License Agreement will expire on the expiration of the last-to-expire royalty term with respect to all licensed products. Upon the expiration of the royalty term for a licensed product in a particular country, the licenses to us for such product in such country will become fully paid and irrevocable. Prior to exercise of the Option, if at all, we may terminate the Amended AstraZeneca License Agreement upon prior written notice. Either party may terminate the agreement upon prior written notice for the other party’s material breach that remains uncured for a specified period of time or insolvency.

Licensing Agreement for Navicixizumab

On January 13, 2020, we entered into a global license agreement with Feng Biosciences for the development and commercialization of navicixizumab, an anti-DLL4/VEGF bispecific antibody, which, at the time, was being evaluated in a Phase 1b study in combination with paclitaxel in patients with advanced heavily pretreated ovarian cancer. Navicixizumab previously completed a Phase 1a monotherapy study in patients with various types of refractory solid tumors and is one of two product candidates we acquired through the Merger.

Under the terms of the license agreement, Feng Biosciences received an exclusive worldwide license to develop and commercialize navicixizumb. We received an upfront payment of $4.0 million and in February 2022 we received an additional payment of $2.0 million, following satisfaction of a milestone. Feng Biosciences will be responsible for all future research, development and commercialization of navicixizumab. Additionally, we will be eligible to receive up to $300 million in future clinical, regulatory and commercial milestones, tiered royalties ranging from the mid-single-digit to sub-teen percentages on global annual net sales of navicixizumab, as well as a negotiated percentage of sublicensing revenues from certain sublicensees.

In February 2022, we received a milestone payment of $2.0 million (£1.5 million) under the Navicixizumb License Agreement with Feng Biosciences. An associated payment was made to the former shareholders of Mereo BioPharma 5, Inc. under the CVR Agreement of a total of $0.9 million (£0.7 million), after deductions of costs, charges and expenditures.

In the fourth quarter of 2023, Feng Biosciences completed a restructuring, recapitalization and closed on a refinancing. Feng Biosciences is a clinical stage therapeutics company advancing precision medicine for people with cancer. Feng Biosciences will continue to utilize its XernaTM platform to progress navicixizumab.

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

On February 7, 2025, the Company received a conversion notice and subsequently issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

In addition, on February 7, 2025, Novartis exercised 1,449,610 warrants (equivalent to 289,922 ADSs) and upon receipt of $0.5 million in satisfaction of the subscription price of £0.265 per ordinary share, the Company issued and allotted the shares.

Cooperation Agreement with Rubric Capital Management LP

On April 15, 2024, Mereo entered into an extension letter to the cooperation agreement dated October 28, 2022, (the “Cooperation Agreement”) with Rubric Capital Management LP, the Company’s largest shareholder. The extension letter waived the requirement under Section 1(f) of the Cooperation Agreement for Mr. Justin Roberts to offer to resign from the Company's Board of Directors and all applicable committees thereof upon the termination date of the Cooperation Agreement which was immediately following the conclusion of the Company’s 2024 annual shareholder meeting (the “Termination Date”) and extended the Termination Date of the Cooperation Agreement until immediately following the conclusion of the Company’s 2025 annual shareholder meeting.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We have entered into manufacturing agreements with a number of drug substance, drug product, and other manufacturers and suppliers for setrusumab and alvelestat, and we intend to enter into additional manufacturing agreements as necessary. Following our license of alvelestat, we acquired certain clinical trial materials and we subsequently outsourced production of further clinical supplies to our own manufacturing suppliers. We also outsource certain product formulation trials. We expect that drug product pre-validation and validation batches will be manufactured to satisfy regulatory requirements where we progress product candidates to late-stage trials.

In December 2024, we entered into the Ultragenyx Manufacturing and Supply Agreement under which Ultragenyx is responsible for the manufacture and supply of setrusumab to Mereo in our territories. We intend to enter into contractual relationships for the packaging and labeling of commercial supplies for setrusumab and for the manufacture, packaging and labeling of commercial supplies for alvelestat, if approved. Any batches of product candidates for commercialization will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA, the EMA, and the regulatory agencies of other jurisdictions in which we are seeking approval. We employ internal resources to manage our manufacturing contractors and ensure they are compliant with current good manufacturing practices.

Commercialization, Sales and Marketing

We do not have our own marketing, sales, or distribution capabilities. In order to commercialize our product candidates, if approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience. In December 2020, we entered into a license and collaboration agreement with Ultragenyx for setrusumab and in December 2023, we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole. For our other current and future product candidates we intend to take strategic decisions on whether to further develop them, potentially through to approval, directly commercializing globally or in certain territories, or to seek a partner for further development, co-development and/or commercialization. For product candidates we intend to commercialize or co-commercialize, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities in major markets or potentially outsource aspects of these functions to third parties or partners.

Competition

We compete directly with other biopharmaceutical and pharmaceutical companies that focus on the treatment of OI and AATD, as well as face competition in treatments for solid tumors and AECOPD potentially impacting our ability to partner our non-core programs. We may also face competition from academic research institutions, governmental agencies and other various public and private research institutions. We expect to face increasingly intense competition as new technologies become available. Any product candidates, including setrusumab, alvelestat, etigilimab and acumapimod that we or our partners successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We consider setrusumab’s current closest potential competitors in development for the treatment of OI to be Amgen and UCB’s anti-sclerostin antibody, romosozumab (Evenity), which was approved for osteoporosis in the U.S. in April 2019 and in December 2019 in Europe. In addition, Transcenta Holding has licensed the Chinese rights to the anti-sclerostin antibody blosozumab from Eli Lilly and Company (“Lilly”) and plans to develop it for osteoporosis. Amgen has also terminated a Phase 3 study and an open label extension study of denosumab (Prolia) an anti-resorptive agent in pediatric patients with OI. Academics at the University of Edinburgh are conducting a Phase IV trial to determine the efficacy of teriparatide (parathyroid hormone) in adult patients with OI. BOOST Pharma has conducted a Phase I/II trial of its fetal-derived mesenchymal stem cell therapy in prenatal & postnatal patients with severe OI. Furthermore, Angitia Biopharmaceuticals has commenced a Phase I trial of its Sclerostin & Dickkopf-1 bi-specific antibody.

We consider alvelestat’s current closest potential competitors for the treatment of severe AATD to be alpha-1 proteinase inhibitors that are administered intravenously in AAT augmentation therapy. Currently, there are four inhibitors on the market in the U.S. and the EU: Prolastin-C from Grifols, S.A. (“Grifols”), Aralast from Shire plc, now a subsidiary of Takeda Pharmaceutical Company Ltd (“Shire”), Zemaira from CSL Limited (“CSL”), and Glassia from Kamada Ltd. (“Kamada”). Kamada is also developing an inhaled version of augmentation therapy which is in Phase 3 and has a recombinant alpha-1 antitrypsin in early development. Sanofi S.A. ("Sanofi") has initiated a Phase 2 registrational trial of SAR-447537, a recombinant human alpha-1 antitrypsin Fc fusion protein (rhAAT-Fc) for replacement therapy. Wave Life Sciences has initiated a Phase 2 study of RNA base-editing oligonucleotide (WVE-0006) to restore wild-type protein in lung and liver disease, a program that has been partnered with GSK. Intellia Therapeutics has initiated a Phase 1/2 study with a CRISPR/Cas9 -based insertion of normal SERPINA1 gene, targeting lung disease (NTLA-3001). Beam Therapeutics commenced a Phase 1/2 study of BEAM-302, a genome editing therapy to correct mutant Z-AAT. Krystal Biotech commenced a Phase 1 study of KB-408, an inhaled gene therapy. Korro Bio are in preliminary stages of clinical development of an RNA Base editing oligonucleotide therapy. There are no therapies with regulatory approval for Bronchiolitis Obliterans Syndrome (“BOS”) following SCT or lung transplant. We consider alvelestat’s closest potential competitors to be the Janus Kinase (JAK2) inhibitor, ruxolitinib, Incyte Corporation's ruxolitinib in Phase 1/Phase2 studies in SCT-associated BOS, Boehringer Ingelheim’s tyrosine protein kinase inhibitor, nintendanib, in Phase 3 studies for both post-lung transplantation BOS and SCT-associated BOS, OrphAI Therapeutics inhaled formulation of sirolimus (LAM-001) in Phase 1 for BOS in lung transplant, and liposomal inhaled cyclosporin-A (Zambon) in two Phase 3 global pivotal trials in BOS.

We consider etigilimab’s current closest potential competitors to include other anti-TIGIT agents being developed by companies including Roche, Merck, iTeos and GSK, Beigene (BeOne), Arcus/Gilead, and Compugen amongst others. In addition, there are other combinations of existing cancer therapies available commercially for example, Yervoy and Opdivo and Opdivo or Keytruda in combination with chemotherapeutic targeted agents. There are a number of bispecific antibodies with an anti-TIGIT arm in development including a Phase 3 program in NSCLC being developed by AstraZeneca. There are also a number of other agents in development to other immuno-oncology targets that could compete with an anti-TIGIT approach, for example anti-LAG3.

For acumapimod, although we are not aware of any approved therapies for the treatment of AECOPD, there are a wide range of established therapies available for the treatment of COPD as well as a number of product candidates in development. We consider acumapimod’s current closest potential competitor for the treatment of AECOPD to be Verona Pharma’s (“Verona”) nebulized and inhaled ensifentrine (Ohtuvayre), a PDE3 / PDE4 dual inhibitor that recently received regulatory approval as a bronchodilator and anti-inflammatory agent for COPD, Asthma and Cystic Fibrosis patients. Pulmatrix, Inc. (“Pulmatrix”), who recently announced a planned merger with Cullgen, has PUR1800, a narrow-spectrum kinase inhibitor (NSKI) that completed a Phase 1b trial in COPD. In addition to Pulmatrix, there are several compounds, which directly or indirectly target the p38 MAP Kinase pathway in clinical development by Poolbeg Pharma Plc (“Poolbeg), Fulcrum Therapeutics Inc (“Fulcrum”), GEn1E Lifesciences Inc (“GEn1E Lifesciences”), CervoMed Inc (“CervoMed”), Kinarus AG (“Kinarus”), Neurokine Therapeutics (“Neurokine”), and Inovio Pharmaceuticals Inc (“Inovio”), among others, for therapeutic indications outside the COPD setting. In addition, ReAlta Life Sciences commenced a Phase II clinical trial evaluating its complement 1 sub-component inhibitor for the treatment of AECOPD.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, less expensive, convenient or easier to administer or have fewer or less severe side effects than any product candidates that we may develop. Our competitors may also obtain FDA, EMA, or other regulatory approval for their product candidates more rapidly than we may obtain approval for our own product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if setrusumab, alvelestat, etigilimab, or acumapimod achieve marketing approval, they may be priced at a significant premium over competing product candidates if any have been approved by then, potentially reducing our market opportunity. For more information, see “Item 1A. Risk Factors—Risks Related to Commercialization—We operate in a highly competitive and rapidly changing industry, which may result in others acquiring, developing, or commercializing competing product candidates before or more successfully than we or our partners do.”

Intellectual Property

We have acquired or exclusively licensed our intellectual property portfolio from Novartis, AstraZeneca and Mereo BioPharma 5 (formerly OncoMed). We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or acquired or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the U.S. and in jurisdictions outside of the U.S. related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

Our intellectual property is held by our wholly owned subsidiaries. As of December 31, 2024, our patent portfolio comprises approximately 549 issued patents and approximately 89 pending patent applications on a global basis.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013, in the U.S., that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”

Setrusumab (BPS-804/UX143)

As of December 31, 2024, we have 128 patents globally (including five issued U.S. patents) and 33 patent applications globally (including three pending U.S. patent applications) relating to setrusumab and its use for the treatment of OI. A first patent family includes three issued U.S. patents and 86 corresponding issued foreign patents that relate to the setrusumab antibody, nucleic acids encoding setrusumab, processes for producing setrusumab, and setrusumab’s use as a medicament. Patents emanating from this first patent family expire in 2028 (not accounting for any available patent term extension). We also have two additional patent families, including two issued U.S. patents and 37 issued foreign patents that relate to methods of using anti-sclerostin antibodies, including setrusumab, for the treatment of OI. Patents emanating from these additional patent families expire in 2037 (not accounting for any available patent term extension). Beyond these patents and patent applications, we jointly own with Ultragenyx one additional patent family relating to dosing regimens for the use of anti-sclerostin antibodies, including setrusumab, in the treatment of OI; we expect any patents emanating from this patent family to expire in 2042 (not accounting for any available patent term extension). In December 2020, we entered into a license and collaboration agreement with Ultragenyx for setrusumab for OI, under which Ultragenyx have exclusive rights under all setrusumab patent families outside of Europe. See “—Licensing Agreements with Ultragenyx for Setrusumab.”

On February 3, 2023, Ultragenyx, Mereo BioPharma 3 Limited, UCB Pharma SA (“UCB”) and Amgen Inc. (“Amgen”) entered into a non-exclusive worldwide, royalty-free license to research, develop, and commercialize setrusumab in OI under certain UCB/Amgen-owned patent rights related to anti-sclerostin compounds and their uses.

Alvelestat (MPH-966)

As of December 31, 2024, our patent portfolio relating to our product candidate alvelestat consisted of two issued U.S. patents, no pending U.S. patent applications, 17 issued or allowed foreign patents and one pending foreign patent application,licensed under our agreement with AstraZeneca. See “—Material Agreements—Licensing Agreement with AstraZeneca.” These issued patents and patent applications, if issued, include claims directed to 2-pyridone derivatives as NE inhibitors and their uses as well as claims to a specific polymorph of a tosylate salt of alvelestat, with expected expiry dates between 2027 and 2030.

Our patent portfolio relating to our product candidate alvelestat also includes three pending international patent applications filed under the PCT, four pending U.S. patent applications, two U.S. provisional patent applications, 34 granted foreign patents and 27 pending foreign patent applications which have been filed subsequent to the license agreement with AstraZeneca. These patent applications, if issued, include claims directed to dosing regimens of alvelestat, methods of treatment using alvelestat, and dosage forms of alvelestat with expected expiry dates between 2040 and 2044.

Etigilimab (MPH-313)

As of December 31, 2024, our patent portfolio relating to our product candidate etigilimab consisted of four granted U.S. patents and one pending U.S. patent application, as well as corresponding patent applications in major foreign jurisdictions.

The patent portfolio relating to our product candidate etigilimab contains one core patent family that covers the product per se as well as medical uses thereof. This patent family currently consists of two granted U.S. patents, 34 granted or allowed foreign patents and four pending foreign patent applications. Patents that issue from this core family are generally expected to expire in 2036.

The portfolio also includes a second patent family that relates to specific methods of treatment using etigilimab. This patent family currently consists of two granted U.S. patents, one U.S. pending patent application, and six granted or allowed foreign patents and one pending foreign patent application. Any patents that issue from this family are generally expected to expire in 2037.

Navicixizumab (OMP-305B83)

As of December 31, 2024, our patent portfolio relating to navicixizumb consisted of 21 issued or allowed U.S. patents and two pending U.S. patent applications, as well as corresponding patents or patent applications in major foreign jurisdictions.

The patent portfolio relating to navicixizumb contains two core patent families, both of which cover the product per se as well as medical uses thereof. Patents and patent applications, if issued, in these core families are expected to expire between 2030 and 2032.

The portfolio also includes several other patent families including issued U.S. and foreign patents and pending applications that relate to specific methods of treatment using navicixizumb. Patents and patent applications, if issued, in these families are expected to expire between 2030 and 2039. Navicixizumb was licensed to Feng Biosciences in January 2020 pursuant to the terms of a global licensing agreement. See “—Material Agreements—Licensing Agreement for Navicixizumab.”

Acumapimod (BCT-197)

As of December 31, 2024, our patent portfolio relating to our product acumapimod consisted of 11 issued or allowed U.S. patents, no pending U.S. patent applications, 198 issued or allowed foreign patents and 11 pending foreign applications. These issued patents and patent applications, if issued, include claims directed to 5-membered heterocycle-based p38 kinase inhibitors, the use of acumapimod in the treatment of AECOPD, dosage regimens of acumapimod, the use of acumapimod in the treatment of specific patient subpopulations, specific polymorphs of acumapimod, methods of producing specific polymorphs of acumapimod and synthetic methods of production of acumapimod with expected expiry dates between 2025 and 2039.

Leflutrozole (BGS-649)

As of December 31, 2024, our patent portfolio relating to our product leflutrozole consisted of four issued U.S. patents and 90 issued foreign patents. These issued patents include claims directed to leflutrozole formulations and the use of leflutrozole in treating hypogonadism according to a specific dosing regimen, with expected expiry dates in 2032 and 2037. Leflutrozole was licensed to ReproNovo in December 2023 pursuant to the terms of global licensing agreement. See "—Material Agreements—Licensing Agreement for Leflutrozole".

Government Regulation

Among others, the FDA, U.S. Department of Health and Human Services Office of Inspector General, Centers for Medicare & Medicaid Services ("CMS") and comparable regulatory authorities in state, local and foreign jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

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
•
satisfactory completion of potential FDA audits of clinical trials sites and the sponsor’s clinical trial records to assure compliance with GCPs and the integrity of the clinical data; and
•
payment of user fees, if applicable, and FDA review and approval of the NDA or BLA.

Pre-clinical Studies

Once a product candidate is identified for development, it enters the pre-clinical testing stage. Pre-clinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some pre-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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
•
Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA or NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs or similar foreign requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until December 20, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the Rare Pediatric Disease Priority Review Voucher program. However, even if the program is not reauthorized, if a drug candidate received Rare Pediatric Disease Designation before December 21, 2024, the sponsor of the marketing application for such drug will be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026. Setrusumab has received Rare Pediatric Disease Designation and, subject to the provisions stipulated, is eligible for a Priority Review Voucher.

Orphan Product Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the U.S., or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA or BLA. If the request is granted, the FDA will publicly disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select disease or condition or use within the rare disease or condition for which it was designated, the product is entitled to orphan-product exclusivity. Orphan-product exclusivity means that the FDA may not approve any other applications for the same product for the same disease or condition for seven years, except in certain limited circumstances. If a product designated as an orphan product ultimately receives marketing approval for disease or condition broader than what was designated in its orphan-product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same disease or condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan disease or condition as long as the product candidates contain different active ingredients. Moreover, competitors may receive approval of different product candidates for the disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require additional contraindications, warnings or precautions to be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such disease or condition. Fast Track designation provides opportunities for frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA or BLA for a Fast Track-designated product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

In addition, a sponsor can request designation of a product as a “Breakthrough Therapy.” A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Depending on the design of the relevant clinical studies, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that have the potential to provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval upon a determination the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally require a sponsor of a product receiving accelerated approval to perform adequate and well-controlled confirmatory trials to verify and describe the predicted clinical benefit, and may require that such confirmatory trails be underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. Sponsors of such products are also required to send updates to the FDA every 180 days regarding the progress of any required confirmatory studies. In addition, the FDA requires pre-approval of promotional materials a condition of accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval but may ultimately expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of approval for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b) (2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

Foreign Government Regulation

Our product candidates are subject to similar laws and regulations imposed by jurisdictions outside of the U.S., and, in particular, the European Union (“EU”), governing, among other things, clinical trials, marketing authorization (“MA”), commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation. Because biologically sourced, raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Non-clinical Studies and Clinical Trials

Similarly to the U.S., the various phases of non-clinical and clinical research in the EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products - e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practices (“GCP”) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, ("GMP"). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU, and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a Marketing MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicine Agency ("EMA") and are valid throughout the EU. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicine ("PRIME") scheme, which provides incentives similar to the Breakthrough Therapy designation in the U.S. In March 2016, the EMA launched the PRIME scheme. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. The benefits of a PRIME designation includes, but not limited to, the appointment of a dedicated contact and rapporteur from the CHMP before submission of an MAA, early and proactive dialogue and scientific advice at key development milestones, and the ability to request for accelerated review earlier in the application process, however this is at the discretion of the CHMP. Setrusumab was granted PRIME designation in November 2017.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe (timelines may be re-negotiated with CHMP approval if appropriate) set by the EMA, the MA ceases to be renewed. The EMA may also grant a MA in absence of comprehensive data under "exceptional circumstances". Unlike a conditional MA, where MA is granted in the likelihood that the sponsor will provide such data within an agreed timeframe, the EMA can grant authorization under exceptional circumstances when comprehensive data cannot be obtained even after authorization.

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

Data and marketing exclusivity

In the EU, new product candidates authorized for marketing, or reference product candidates, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten-years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate pre-clinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition, (2) either (a) affecting not more than five in 10,000 persons in the EU when the application is made, or (b) that the product without the benefits derived from the orphan status, would generate sufficient return to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. Orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA for an orphan medicinal product, applicants are entitled to a ten-year period of market exclusivity for the approved indication. During this market exclusivity period, the competent authorities cannot accept another application for a MA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”).

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

Pediatric Development

In the EU MAA for new medicinal product candidates have to include the results of studies conducted in the pediatric population, in compliance with a PIP, agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states of the EU and study results are included in the product information, even when negative, the product is eligible for a six-month supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Post-Approval Requirements

Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

The aforementioned EU rules are generally applicable in the European Economic Area, (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

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

Regulation in the United Kingdom (“U.K”).

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), has been the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales, and Scotland, together, GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. On February 27, 2023, the U.K. Government and the EC reached a political agreement on the “Windsor Framework” which will revise the Northern Ireland protocol in order to address some of the perceived shortcomings in its operation. Under the changes, Northern Ireland will be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework was approved by the EU-U.K. Joint Committee on March 24, 2023, so the U.K. government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

The U.S. federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements, such as those between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the U.S. federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

Additionally, person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers, or to self-pay patients.

The federal false claims laws, including the civil FCA, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of product candidates for unapproved, or off-label, uses. The government may also assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Privacy and Data Protection Laws in the U.S. and Europe

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, we are subject to European laws relating to our and our suppliers’, partners’ and subcontractors’ collection, control, processing and other use of personal data (i.e., any data relating to an identifiable living individual, whether that individual can be identified directly or indirectly). We are subject to the data protection laws in those jurisdictions where we are established and processing personal data. We are also subject to such laws, when outside the EU or U.K. (as the case may be), where we process personal data relating to individuals in the EU or U.K. “in the context of” an establishment in those markets, where we specifically target goods or services to EU or U.K. residents or where we monitor the behavior of individuals in the EU or U.K. (e.g., undertaking clinical trials). We and our suppliers, partners and subcontractors process personal data including in relation to our employees, employees of customers, clinical trial patients, healthcare professionals and employees of suppliers including health and medical information. The data privacy regime in the EU includes the General Data Protection Regulation (“GDPR”), the e-Privacy Directive and the national laws and regulations implementing or supplementing each of them. In the U.K., we are subject to the U.K. Data Protection Act 2018, the GDPR as implemented into U.K. law (the “U.K. GDPR”), along with U.K. regulations implementing the e-Privacy Directive. The U.K.’s data protection regime, while currently closely aligned with the EU’s, may diverge over time. The U.K. courts also recognize a civil tort for misuse of private information, distinct from a claim for breach of confidence. Additionally, in the EU and U.K., there are strict regulations on electronic marketing communications and the use of cookies and related technologies, with which we are required to adhere.

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

In relation to cross-border transfers, case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the EU as an adequate personal data transfer mechanism

- alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In relation to data transfers from the EEA to the United States, the EU-US Data Privacy Framework (“DPF”) was approved by the EC in July 2023 as an effective EU GDPR data transfer mechanism to U.S. entities self-certified under the DPF. The U.K. Extension to the DPF followed in October 2023, as an effective U.K. GDPR data transfer mechanism to U.S. entities self-certified under the U.K. Extension to the DPF.

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

In the U.S., the process for determining whether a third-party payor will provide coverage for a pharmaceutical or biologic product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific product candidates on an approved list, also known as a formulary, which might not include all of the FDA-approved product candidates for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a pharmaceutical or biologic product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for product candidates can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage-determination process will require us to provide scientific and clinical support for the use of our product candidates to each payor separately and will be a time-consuming process.

In the EU, governments set the price of product candidates through their health technology assessment, and reimbursement rules and control of national health care systems that fund a large part of the cost of those product candidates to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which product candidates may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries might compare the new product to an existing standard of care, including other treatments aimed at the same disease, if they exist. Health technology assessments (“HTA”), including cost-effectiveness evaluations, may be conducted in order to assess the medical value or added clinical benefit of a therapy. Countries may also conduct budget-impact assessments for a new therapy. In some cases, tendering is used to decide which therapy will be reimbursed and made available for a group of patients where more than one treatment exists. Countries might also require further studies or in-use evidence to be developed, or create coverage with evidence generation under some form of so-called managed access agreements. Some countries allow for a company to set the price, which is then agreed in negotiation with the country authorities, who might then monitor sales for that product and re-assess or re-evaluate when a certain statutory health insurance expenditure threshold is reached. Other countries might set their price based on prices in a selected country or group of countries under international or external reference pricing systems. If an agreement cannot be reached, confidential discounts might be negotiated between the manufacturer and the healthcare system authorities. The downward pressure on health care costs in general, particularly prescription product candidates, has become very intense. As a result, increasingly high barriers are being erected to the entry of new product candidates. In addition, in some countries, legally permissible cross-border imports from low-priced markets within the EU single market exert a commercial pressure on pricing within a country.

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

On December 13, 2021, EU Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products: oncology and advanced therapy medicinal products (“ATMPs”) as of 2025, orphan medicinal products as of 2028 and 2030 for all other medicinal products authorized centrally. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas, using methodologies adapted to the specificities of the type of product in question. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that additional state, federal or foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Human Capital Management

As of December 31, 2024, Mereo had 36 employees. As of December 31, 2024, 31 employees are employed in the U.K. and 5 employees are employed in the U.S.

All of our employees are engaged in either general and administrative or research and development functions. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and potential employees. The principal purposes of our share based payment plans are to attract, retain and motivate selected employees and directors through the granting of equity-based compensation awards.

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

We are a multi-asset, clinical-stage biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our formation. For the year-ended December 31, 2024 we had a net loss of $(43.3) million, and we had a net loss of $(29.5) million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $462.9 million ($419.6 million as of December 31, 2023). Our losses have resulted principally from expenses incurred from the research and development of our product candidates and from general and administrative costs that we have incurred while building and operating our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we invest in our research and development efforts, and seek to obtain regulatory approval and potentially commercialize our product candidates. We anticipate that our expenses will increase substantially as we:

•
undertake the activities required as part of our collaboration with Ultragenyx and potential commercialization of setrusumab, if approved in the EU and the U.K.;
•
seek to secure a partnership and prepare for a potential Phase 3 clinical trial of alvelestat for the treatment of severe AATD-LD ;
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

While we have raised approximately $259 million since 2020 through private placements of ordinary shares and convertible loan notes in 2020, a public offering of ADSs in February 2021, an “at-the-market” offering of ADSs in 2023, and an underwritten registered direct offering of ADSs in 2024, we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our rare disease portfolio. In addition, if we obtain marketing approval for product candidates where we retain commercial rights, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to continue to incur additional costs associated with operating as a publicly traded company in the U.S. and maintaining a listing on Nasdaq. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027 at which point we will require additional capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Our future capital requirements will depend on many factors, including:

•
the costs for our activities related to our ongoing collaboration with Ultragenyx for setrusumab for the treatment of children and adults with OI, including the costs for our preparation for the potential commercialization of setrusumab, if approved, in Europe and the U.K, and costs for potential future clinical trials for alvelestat in AATD;
•
the costs and timing of manufacturing clinical or commercial supplies of our product candidates;
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
•
milestone and deferred payments under the Amended AstraZeneca Agreements; and
•
tax liabilities or other assessments and our ability to claim R&D tax credits or other reliefs.

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

Since our formation, we have devoted substantially all of our resources to acquiring our product candidates and developing setrusumab, alvelestat, etigilimab, acumapimod and leflutrozole; building our intellectual property portfolio; developing our supply chain; planning our business; raising capital; and providing general and administrative support for these operations. Additionally, prior to our acquisition of etigilimab and navicixizumab in the Merger, Mereo BioPharma 5 (formerly OncoMed) had invested significant resources to developing both product candidates. We have not yet demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approval, directly contract with third parties to manufacture commercial-scale product candidates, or conduct or partner with others to conduct sales and marketing activities necessary for successful product commercialization. Additionally, although we have acquired product candidates from two large pharmaceutical companies, we have not demonstrated the sustainability of our business model of acquiring and developing product candidates from, and becoming a partner of choice for, pharmaceutical and biotechnology companies, nor have we demonstrated our ability to obtain approvals for or to commercialize or co-commercialize these product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We depend heavily on the success of setrusumab and alvelestat. We cannot give any assurance that any of these product candidates will receive regulatory approval, which is necessary before they can be commercialized. If we are unable to commercialize setrusumab and alvelestat, whether on our own or through agreements with third parties, or experience significant delays in doing so, our ability to generate revenue and our financial condition will be adversely affected.

We do not currently generate any revenue from sales of any product candidates, and we may never be able to develop or commercialize a marketable product. We have invested substantially all of our efforts and financial resources in the acquisition and development of setrusumab and alvelestat, among other product candidates in our portfolio. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and potential commercialization of our current product candidates, if approved, which may never occur. Our current product candidates will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, procurement of manufacturing supply, commercialization, substantial additional investment by us or our partners, and significant marketing efforts before we generate any revenue from product sales or royalties.

We are not permitted to market or promote any product candidates in the U.S., EU, U.K., or other countries before we receive regulatory approval from the FDA, the EMA, or comparable U.K. or foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a BLA or an NDA to the FDA, an application for a MA ("MAA') or a conditional MA to the EMA, or comparable applications to other regulatory authorities. The success of our current product candidates will depend on many factors, including the following:

•
successful initiation and completion of preclinical studies with favorable results, including toxicology and other studies designed to be compliant with GLP;
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
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates;
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

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations, including activities conducted by third parties and contract manufacturers on our behalf. In addition to the foregoing, our U.K. operations support our current and future operations and clinical activities in other countries in the EU and the EEA and these operations and clinical activities could be disrupted by the ongoing effects of Brexit.

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

In January 2021, we completed a strategic partnership for setrusumab and completed the out-license of navicixizumab and leflutrozole in January 2020 and in December 2023, respectively. We plan to partner or sell or out-license our non-core product candidates, acumapimod for the treatment of AECOPD and etigilimab for the treatment of advanced solid tumors, recognizing the need for a larger sales infrastructure and greater resources to take these product candidates to market.

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

Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein.

Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as the military conflicts between Russia and Ukraine, the conflicts between Israel and Hamas, recent inflation that increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all. Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the investigational products we are developing and could materially impact our supply chain and manufacturing costs. Furthermore, the recent inflationary environment related to increased aggregate demand and supply chain constraints has increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also strain our suppliers, possibly resulting in supply disruptions that impact our ongoing clinical trials and other operations. A significant worsening of global economic conditions could materially increase these risks we face. Any new or prolonged downturn of global economic conditions could harm our business operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated operating losses since formation. As of December 31, 2024 and 2023, we had cumulative carry-forward tax losses of $36.6 million and $122.2 million, respectively. The availability to carry forward and offset these tax loss carry-forwards against future operating profits is subject to certain restrictions.

As a company that carries out extensive research and development (“R&D”) activities, we benefit from the U.K. small and medium sized enterprises (“SME”) research and development relief (“SME R&D Relief”), which provides relief against U.K. Corporation Tax and enables us to surrender some of our trading losses that arise from our R&D activities for a cash rebate (the “R&D tax credit”). Pursuant to changes made by the Finance Act 2023,s, a cash rebate of up to 27% of eligible R&D expenditure is available, for R&D intensive companies where at least 40% of their total expenditure is on qualifying R&D, or up to 18.6% of eligible

R&D expenditure for other companies. for expenditure incurred on or after April 1, 2023, certain subcontracted qualifying research expenditures are eligible for a cash rebate of up 17.53% for R&D intensive companies or 12.09% for other companies. The difference in cash rebate for qualifying subcontracted expenditure versus other qualifying expenditure is due to a statutory restriction of 65% being applied to unconnected qualifying subcontracted expenditure, thus restricting the benefit available. Pursuant to changes made by the Finance Act 2024, for accounting periods starting on or after April 1, 2024, the new merged scheme will come into effect for all companies, other than loss making R&D intensive SMEs. For loss making R&D intensive SMEs, the enhanced R&D intensive support (“ERIS”) regime will be available (for companies where at least 30% of their total expenditure including any connected companies is on qualifying R&D). Under the new merged scheme, we expect to benefit from the taxable credit for qualifying R&D expenditure which may either be offset against corporation tax liabilities or paid net of tax as a cash credit where there is no liability in the future. Subcontracted expenditure in most cases is expected to be a qualifying cost (unless it relates to non-qualifying costs subcontracted overseas) under the new merged scheme. In the event we generate revenues in the future, we may also benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented product candidates to be taxed at an effective rate of 10%. This relief applies to profits earned following election into the regime. When taken in combination with the enhanced relief available on our R&D expenditures (assuming the R&D intensity threshold is still met at this stage), we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for these regimes, or we are unable to use net operating loss and tax credit carry forwards and certain built-in losses to reduce future tax payments, our business, results of operations, and financial condition may be adversely affected.

The amount of SME payable R&D tax credit that a business can receive in any one year is capped at £20,000 plus three times the Company’s total Pay As You Earn (PAYE) and National Insurance contributions (NIC) liability. Exemptions to the cap have been introduced which are available to companies that meet certain conditions. Based on the Company’s prior year claims, we do not believe these changes could have an impact on our tax credit for the year ending December 31, 2024, which would be payable in 2025. If tax authorities challenge our determinations and/or audit prior periods there could be adverse tax consequences to us that could adversely affect our results of operations and financial condition.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us, and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the U.K., will seek to align its clinical trials legislation with the EU. The U.K. regulatory framework in relation to clinical trials is derived from EU clinical trials legislation which pre-dated the CTR (as implemented into U.K. law, through secondary legislation). On January 17, 2022, the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the U.K. legislation for clinical trials. The MHRA responded to the consultation on March 21, 2023 and confirmed that it would bring forward changes to the legislation. The final legal texts introduced by the U.K. Government will ultimately determine the extent to which whether the U.K. clinical trials framework aligns with or diverges from with the CTR. A decision by the U.K. Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the U.K. as opposed to other countries. If there are divergent local requirements in Great Britain from the EU in the future, this may impact clinical and development activities that occur in the U.K. in the future. Similarly, clinical trial submissions in the U.K. will not be able to be bundled with those of EU countries within the EMA CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the U.K.

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

Successful and timely completion of clinical trials for our product candidates will require that we enroll a sufficient number of patient candidates. Trials may be subject to delays as a result of the limited number of patients with the diseases that these product candidates target, patient enrollment taking longer than anticipated or patient withdrawal. We will compete with other companies in enrolling the same limited population of patients, which may further challenge our ability to timely enroll patients in our clinical trials as there are a significant number of studies ongoing in oncology in the U.S. and Europe. Due to the small number of patients for any rare disease or tumor type, it may be difficult for us to enroll a sufficient number of patients in our clinical trials for our product candidates with indications in rare diseases or enrollment for these product candidates may take significantly longer than we anticipate. There are an estimated 50,000 and 60,000 persons in North America and Europe, respectively, with the genotypes that we could enroll in our clinical trials for AATD-LD, the target indication for alvelestat. However, due to underdiagnosis, there are estimated to be approximately 10,000 patients diagnosed in North America. Patient enrollment depends on many factors, including:

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

These factors and others outside our control may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. For example, the COVID-19 pandemic previously resulted in delays in our ability to enroll and treat patients and obtain data from clinical trials, particularly patients with severe AATD-LD. We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the biopharmaceutical industry in the long term.

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

Disruptions at the FDA and other government agencies funding shortages, staffing limitations or other factors could hinder their ability to hire and retain key leadership and other personnel, delay or prevent new products from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to operate, including to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory, and policy changes, including as a result of shifting policy among other factors. Average review times at the FDA and other government agencies may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. In recent years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing shortages, funding limitations or similar factors prevent the FDA and other government agencies from conducting their regular activities, it could significantly impact the ability of the FDA or such other governmental agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, CMOs, consultants, vendors, and any other third parties we may engage in connection with the development and commercialization of our product candidates, could include intentional, reckless, or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse, and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete, and accurate financial information and data. Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. We are also subject to the data privacy regime in the EU and U.K., which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU and U.K., respectively. If we do not comply with our obligations under these privacy regimes, we could be exposed to significant fines and may be the subject of litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business.

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
•
establishment of a Center for Medicare and Medicaid Innovation at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical product candidates and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

On December 13, 2021, EU Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products: oncology and advanced therapy medicinal products (“ATMPs”) as of 2025, orphan medicinal products as of 2028 and 2030 for all other medicinal products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas, using methodologies adapted to the specificities of the type of product in question. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, we are subject to diverse laws and regulations relating to data privacy and security in the EU, and the U.K. including the GDPR and U.K. GDPR. New global privacy rules are being enacted and existing ones are being updated and strengthened. We are likely to be required to expend capital and other resources to ensure ongoing compliance with these laws and regulations. The GDPR and U.K. GDPR implement stringent operational requirements for controllers and processors of personal data, including comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure by us, or our partners or service providers, to comply with the GDPR or U.K. GDPR could result in regulatory investigations, enforcement notices and/or fines of up to the higher of €20 million or £17.5 million or up to 4% of our total worldwide annual turnover. In addition to the foregoing, any breach of privacy laws or data security laws could have a material adverse effect on our business, reputation and financial condition. We may also face civil claims seeking compensation for both material and immaterial harms arising from a GDPR or U.K. GDPR violation. The GDPR and U.K. GDPR also regulate cross-border transfers of personal data to third countries that have not been found to provide adequate protection to such personal data, including the U.S., and the efficacy and longevity of current transfer mechanisms between the EEA, and the U.S. remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the EU as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the EU adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Certain states have also adopted data privacy and security laws and regulations that govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Due to our international operations, we are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “Bribery Act”); the U.S. Foreign Corrupt Practices Act (the “FCPA”); and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, the FCPA, and these other laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed by, or providing prohibited payments or anything else of value to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, the FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which any of our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

The increasing use of artificial intelligence (“AI”)-based software (including machine learning) in our industry introduces additional risks that could impact our business. AI algorithms may be flawed, rely on insufficient or biased data, or involve unclear intellectual property rights, potentially exposing us to competitive harm, legal liability, or reputational damage. In addition, AI technology is rapidly evolving, making it difficult to anticipate all legal, operational, or technological risks.

AI-related vulnerabilities, along with cybersecurity threats and IT system failures, may also impact our partners, contractors, and consultants. If disruptions or security breaches result in data loss, intellectual property theft, or operational delays, it could negatively affect our business, financial condition, and results of operations.

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

We expect to face competition for each of our current product candidates, including specifically:

•
We consider setrusumab’s current closest potential competitors in development for the treatment of OI to be Amgen and UCB’s anti-sclerostin antibody, romosozumab (Evenity), which was approved for osteoporosis in the U.S. in April 2019 and in December 2019 in Europe. In addition, Jiangsu Hengrui has commenced Phase 1 development of an anti-sclerostin antibody for osteoporosis in China, and Transcenta Holding has licensed the Chinese rights to the anti-sclerostin antibody blosozumab from Lilly and plans to develop it for osteoporosis. Amgen has also terminated a Phase 3 study and an open label extension study of denosumab (Prolia) an anti-resorptive agent in pediatric patients with OI. Academics at the University of Edinburgh are conducting a Phase IV trial to determine the efficacy of teriparatide (parathyroid hormone) in adult patients with OI. BOOST Pharma has conducted a Phase I/II trial of its foetal-derived mesenchymal stem cell therapy in pre-natal & post-natal patients with severe OI. Furthermore, Angitia Bio has commenced a Phase I trial of its Sclerostin & Dickkopf-1 bi-specific antibody.
•
We consider alvelestat’s current closest potential competitors for the treatment of severe AATD to be alpha-1- proteinase inhibitors that are administered intravenously in AAT augmentation therapy. Currently, there are four inhibitors on the market in the U.S. and the EU: Prolastin-C from Grifols, S.A. (“Grifols”), Aralast from Shire plc, now a subsidiary of Takeda Pharmaceutical Company Ltd (“Shire”), Zemaira from CSL Limited (“CSL”), and Glassia from Kamada Ltd. (“Kamada”). Kamada is also developing an inhaled version of augmentation therapy which is in Phase 3 and has a recombinant alpha-1 antitrypsin in early development. Sanofi has initiated a Phase 2 registrational trial of SAR-447537, a recombinant human alpha-1 antitrypsin Fc fusion protein (rhAAT-Fc), for replacement therapy. Wave Life Sciences has initiated a Phase 2 study of RNA base-editing oligonucleotide (WVE-0006) to restore wild-type protein in lung and liver disease, a program that has been partnered with GSK. Intellia Therapeutics has initiated a Phase 1/2 study with a CRISPR/Cas9 -based insertion of normal SERPINA1 gene, targeting lung disease (NTLA-3001). Beam Therapeutics commenced a Phase 1/2 study of BEAM-302, a genome editing therapy to correct mutant Z-AAT. Krystal Bio commenced a Phase 1 study of KB-408, an inhaled gene therapy. Korro Bio are in preliminary stages of clinical development of an RNA Base editing oligonucleotide therapy.
•
There are no therapies with regulatory approval for Bronchiolitis Obliterans Syndrome (“BOS”) following SCT or lung transplant. We consider alvelestat’s closest potential competitors to be the Janus Kinase (JAK2) inhibitor, Incyte Corporation’s ruxolitinib, in Phase 1/Phase 2 studies in SCT-associated BOS; Boehringer Ingelheim’s tyrosine protein kinase inhibitor, nintendanib, in Phase 3 studies for both post-lung transplantation BOS and SCT-associated BOS. OrphAI Therapeutics inhaled formulation of sirolimus (LAM-001) in Phase 1 for BOS in lung transplant; and liposomal inhaled cyclosporin-A (Zambon) in two Phase 3 global pivotal trials in BOS.
•
We consider etigilimab’s current closest potential competitors to include other clinical-stage anti-TIGIT agents being developed by companies including Roche, Merck, iTeos and GSK, Beigene (BeOne), Arcus/Gilead and Compugen amongst others. In addition, there are other combinations of existing cancer therapies available commercially for example, Yervoy and Opdivo and Opdivo or Keytruda in combination with chemotherapy agents. There are a number of bispecific antibodies with an anti-TIGIT arm in development including a Phase 3 program in NSCLC being developed by AstraZeneca. There are also a number of other agents in development to other immuno-oncology targets that could compete with an anti-TIGIT approach, for example anti-LAG3.
•
For acumapimod, although we are not aware of any approved therapies for the treatment of AECOPD, there are a wide range of established therapies available for the treatment of COPD as well as a number of product candidates in development. We consider acumapimod’s current closest potential competitor for the treatment of AECOPD to be Verona’s nebulized and inhaled ensifentrine (Ohtuvayre), a PDE3 / PDE4 dual inhibitor that recently received regulatory approval as a bronchodilator and anti-inflammatory agent for COPD, Asthma and Cystic Fibrosis patients. Pulmatrix has

PUR1800, a narrow-spectrum kinase inhibitor (NSKI) that completed a Phase 1b trial in COPD. Pulmatrix recently merged with Cullgen. In addition to Pulmatrix, there are several compounds, which directly or indirectly target the p38 MAP Kinase pathway in clinical development by Poolbeg, Fulcrum, GEn1E Lifesciences, CervoMEd, Kinarus, Neurokine, and Inovio, among others, for therapeutic indications outside the COPD setting. In addition, ReAlta Life Sciences commenced a Phase II clinical trial evaluating its complement 1 sub-component inhibitor for the treatment of AECOPD.

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

Our collaborator Ultragenyx has obtained orphan drug designation for setrusumab for the treatment of OI in the U.S. and we have obtained orphan designation for setrusumab for the treatment of OI in the EU. We have also obtained orphan drug designation for alvelestat for the treatment of AATD in the U.S. and in the EU. We may be unable to obtain or maintain the benefits associated with orphan drug designation, including the potential for orphan drug exclusivity, for setrusumab, alvelestat or any other product for which we obtain orphan drug designation.

Regulatory authorities in some jurisdictions, including the U.S., may designate biologics or drugs designed to address relatively small patient populations as “orphan drugs.”

Under the Orphan Drug Act of 1983 (the “Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EC grants orphan designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products (“COMP”). In the EU, orphan designation is intended to promote the development of medicinal products that (1) are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected).

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

Our collaborator Ultragenyx has obtained orphan drug designation from the FDA, and we have obtained orphan drug designation from the EC for setrusumab, in each case for the treatment of OI. Additionally, we have obtained orphan drug designation for alvelestat for the treatment of AATD from the FDA and from the EC. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical product candidates, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the U.S. may be unavailable if we seek approval for disease or condition broader than the orphan-designated disease or condition or may be lost in the U.S., if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same condition. In addition, the FDA and foreign regulatory authorities can subsequently approve product candidates with the same active ingredients for the same condition if the FDA or the foreign regulatory authority concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, including alvelestat, we may never receive such designations.

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
•
the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
•
the application is approved for a different adult indication than the rare pediatric disease for which the product is designated.

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after December 20, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.

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

We or our partners may seek and fail to obtain Breakthrough Therapy designation by the FDA for alvelestat or etigilimab or any future product candidates or access to the PRIME scheme by the EMA for alvelestat, etigilimab or any future product candidates. Even if we obtain such designation or access, the designation or access may not lead to faster development or regulatory review or approval, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

In October 2024, Ultragenyx received Breakthrough Therapy designation from the FDA for setrsumab to reduce the risk of fracture associated with OI Type I, III or IV in patients two years of age and older. We may seek Breakthrough Therapy designation for other product candidates. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that our evaluation of our product candidates as qualifying for Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened. Similarly, access to the PRIority MEdicine (“PRIME”) scheme is at the discretion of the EMA, and we cannot be sure that alvelestat or any future product candidates will be granted access to the scheme; that participation in the scheme will result in expedited regulatory review or approval of our product candidates; or that access to the scheme, once granted, will not be revoked.

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

We currently intend to enter into out-licensing or sales arrangements with pharmaceutical, biopharmaceutical or other partners for the continued development and commercialization of our non-core disease product candidates acumapimod and etigilimab and we may take the same approach for our other product candidates.

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

We have announced three out-licensing collaborations. On December 17, 2020, we announced a license and collaboration agreement with Ultragenyx, for setrusumab, a monoclonal antibody in clinical development for OI. Under the terms of the collaboration, Ultragenyx will lead future global development of setrusumab in both pediatric and adult patients. We granted Ultragenyx an exclusive license to develop and commercialize setrusumab in the U.S. and rest of the world, excluding Europe and the U.K. where we retain commercial rights. Under the terms of the agreement, Ultragenyx will pay up to $254 million in additional development, regulatory and commercial milestones and tiered double digit percentage royalties to us on net sales outside of Europe and we will pay a fixed double digit percentage royalty to Ultragenyx on net sales in Europe. On January 13, 2020, we announced a global out-licensing agreement with Feng Biosciences for development and commercialization of navicixizumab. Under the terms of the agreement Feng Biosciences will pay up to $300 million in future clinical, development and commercial milestones and royalties ranging from the mid-single digit to sub-teen percentages on global annual net sales of navicixizumab, as well as a negotiated percentage of sublicensing revenues from certain sublicensees. In December 2023, we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole, a non-steroidal aromatase inhibitor. Under the terms of the License Agreement, ReproNovo, a reproductive medicine company, is responsible for all future development and commercialization of leflutrozole. Mereo received an upfront payment and will be eligible to receive up to $64.3 million in future clinical, regulatory and commercial milestones as well as tiered mid-single digit royalties on global annual net sales of leflutrozole. Our future plans may include entering into out-licensing or collaboration agreements on some or all of our other development programs.

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

We have limited personnel with experience in manufacturing and CMC development requirements and we do not own facilities for manufacturing and testing of our product candidates. Instead, we rely on and expect to continue to rely on CMOs for the supply, testing and release of cGMP, or similar foreign requirements, grade clinical trial materials, performance of process and product development activities to facilitate supply of commercial quantities of our product candidates, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. Novartis previously provided clinical supplies for setrusumab, acumapimod, and leflutrozole and certain transitional services. We have transitioned the clinical supply manufacture for these product candidates to CMOs while demonstrating the manufactured product is equivalent to the Novartis form. We have also contracted with CMOs for the clinical supply of etigilimab and alvelestat.

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

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property protection, for example, for compositions-of-matter of our product candidates, formulations of our product candidates, polymorphs, salts and analogs of our product candidates, methods used to manufacture our product candidates, methods for manufacturing of the final drug product candidates, and methods of using our product candidates for the treatment of the indications we are developing or plan to develop, or on in-licensing such rights. Our patent portfolio comprises patents and patent applications which cover navicixizumab (which was licensed to Feng Biosciences in January 2020), and our etigilimab product candidate (solely owned by Mereo BioPharma 5 (formerly OncoMed)), patents and patent applications which cover our setrusumab, acumapimod, and leflutrozole product candidates acquired from Novartis and patents and patent applications which cover our alvelestat product candidate exclusively licensed (with the option to purchase) from AstraZeneca. The assignments of those patents and patent applications which we acquired from Novartis have been registered with the relevant authorities in key territories. The patent and patent applications for setrusumab and leflutrozole are subject to a license agreement with Ultragenyx from January 2021 and a license agreement with ReproNovo from December 2023 respectively. There is no assurance that our pending patent applications will result in issued patents, or if issued as patents, will include claims with sufficient scope of coverage to protect our product candidates, or that any pending patent applications will be issued as patents in a timely manner. Failure to obtain, maintain or extend adequate patent and other intellectual property rights could adversely affect our ability to develop and market our product candidates, resulting in harm to our business.

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

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO, or similar adversarial proceedings or litigation in the U.S. and other jurisdictions. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third- party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention, or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In addition, defending such claims would cause us to incur substantial expenses and could cause us to pay substantial damages, if we are found to be infringing a third party’s patent rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. As an example of the foregoing risks, we are aware of a third-party patent family which previously included a patent granted by the European Patent Office (“EPO”), containing claims that appeared to cover the use of etigilimab in the treatment of cancer. This patent has been revoked in its entirety, although a divisional application is pending in the same family. Regarding our anti-sclerostin antibody product candidate, setrusumab, we are aware of litigation involving patents owned by a third-party, OssiFi-Mab LLC (OMab), relating to methods of using sclerostin antagonists in combination with antiresorptive drugs to increase bone growth, bone formation, and/or bone density. Specifically, in the U.S., OMab has asserted certain patents expiring in 2027 or 2028 against Amgen based on Amgen’s commercialization of an anti-sclerostin antibody, Evenity®, for the treatment of osteoporosis in postmenopausal women at high risk for fracture; Amgen denies infringement and asserts the OMab patents are invalid. In Europe, OMab was granted two patents with related subject matter and a third patent application with related subject matter is pending; the first patent has been finally revoked while the second has been revoked subject to a pending appeal, following opposition by Amgen, UCB, and two anonymous parties.

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

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S. and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, or non-enablement. Third parties might allege unenforceability of our patents because someone connected with prosecution of the patent withheld relevant information, or made a misleading statement, during prosecution. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. There is a risk that in connection with such proceedings, a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competing product candidates. In addition, if the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize our current or future product candidates.

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

We are party to agreements with licensors, including Novartis, AstraZeneca, and Ultragenyx under which we in-license certain intellectual property and were assigned, in the case of Novartis, or granted an option to acquire, in the case of AstraZeneca, certain patents and patent applications related to our business. In addition, we are party to agreements with Ultragenyx, ReproNovo and Feng Biosciences pursuant to which we have out-licensed certain intellectual property. We may enter into additional license agreements in the future. Our existing license agreements impose and any future license agreements are likely to impose various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in the loss of our rights to practice such in-licensed intellectual property, and could compromise our development and commercialization efforts for any current or future product candidates.

We may not be successful in maintaining necessary rights to our product candidates or obtaining patent or other intellectual property rights important to our business through acquisitions and in-licenses.

We currently own and have in-licensed rights to intellectual property, including patents, patent applications and know-how, relating to our product candidates, and our success will likely depend on maintaining these rights. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to continue to acquire, in-license, maintain, or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and the rights to those formulations or methods of making those formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights that we identify as necessary for the development and commercialization of our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies also are pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

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

In addition, due to continued hybrid working environment, varying parts of our workforce may work remotely on a part or full-time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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
•
economic, public health, financial or geopolitical events that affect us or the financial markets generally, such as the duration and severity of the impact of the COVID-19 pandemic, the conflicts between Ukraine and the Russian Federation, and Israel and Hamas and unexpected rises in inflation and interest rates;
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
•
under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and if a person defaults in providing the required information our directors may certain directions, including that the relevant shareholder will not be entitled to vote at general meetings, that dividends in respect of the default shares will be retained and that no transfers of the default shares may be registered. Comparable provisions generally do not exist under U.S. law; and
•
the quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized representative. In addition, in accordance with the applicable Nasdaq rules, under the articles of association for a shareholders’ meeting to be quorate at least 33 1/3 percent of the company’s issued and outstanding ordinary shares must be present at such meeting, whether represented in person (including, in the case of a corporate member, by a duly authorized representative) or by a duly appointed proxy. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

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

Commencing January 1, 2024, we were required to comply with the domestic reporting regime under the Exchange Act and will continue to incur significant legal, accounting and other expenses, and our management must devote substantial time to public company compliance initiatives and corporate governance matters.

From January 1, 2024, we no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC. While we were a foreign private issuer, we were exempt from compliance with certain laws and regulations of the SEC, including the proxy rules, the short-swing profits recapture rules and certain governance requirements, such as independent director oversight of the nomination of directors and executive compensation. In addition, we were not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act and were not required to present our financial statements in accordance with U.S. GAAP. Commencing January 1, 2024, we were no longer entitled to “foreign private issuer” exemptions and began reporting as a domestic U.S. filer, including filing annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, beginning January 1, 2024, our “insiders” are subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and the requirements of Regulation FD promulgated by the SEC under the Exchange Act. Moreover, beginning January 1, 2024, we were no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required of U.S. domestic issuers.

The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. As a result, we expect that our legal and financial compliance costs will continue to increase and some compliance activities may be highly time consuming and costly. In addition, we need to further develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

Failure to establish and maintain effective internal controls could have a material adverse effect on our business and stock price.

Pursuant to Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. As discussed in Item 9A. Controls and Procedures, we have not identified any material weaknesses, however if we do identify one or more material weaknesses in future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Although we believe we have been treated as a PFIC in the past, based on our gross income, the average value of our assets, including goodwill, and the nature of the current state of our business, we do not believe we were a PFIC for the year ended December 31, 2024. There can be no assurance regarding our PFIC status for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually. Whether we will be a PFIC in the current or any future taxable year is uncertain because, among other things, we currently own a substantial amount of passive assets, including cash, and because the valuation of our assets that generate non-passive income for PFIC purposes, including our goodwill and other intangible assets, is uncertain and may vary substantially over time. In addition, the composition of our assets and income may vary substantially over time. The average quarterly value of our assets for purposes of determining our PFIC status for any taxable year (to the extent applicable) will generally be determined in part by reference to our market capitalization, which has fluctuated and may continue to fluctuate significantly over time. Accordingly, there can be no assurance that we will not be a PFIC in the current or for any future taxable year. In addition, we may, directly or indirectly, hold equity interests in other entities, including certain of our subsidiaries that are PFICs. Accordingly, U.S. investors should invest in our ADSs only if they are willing to bear the U.S. federal income tax consequences associated with investments in PFICs.

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

Item 2. Properties

Mereo’s principal office is located at 4th Floor, One Cavendish Place, London W1G 0QF, United Kingdom, where Mereo leases approximately 7,400 square feet of office space. Mereo leases this office space under leases that terminate on June 24, 2026.

Item 3. Legal Proceedings

As of December 31, 2024, we were not a party to any material legal proceedings.

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

Holders of Ordinary Shares

As of December 31, 2024, assuming that all of our ordinary shares represented by ADSs are held by residents of the U.S., including ADSs held by the entities set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and excluding certain other holders that we know to be non-residents of the U.S., we estimate that approximately 96% of our outstanding ordinary shares (including ordinary shares underlying ADSs) were held in the U.S. The number of record holders in the U.S. is not representative of the number of beneficial holders nor is it representative of where such beneficial holders are resident since many of these shares were held by brokers or other nominees.

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

Purchases of Equity Securities by the Issuer

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Fourth Quarter Share Repurchases

There was no share repurchase activity in the Company’s fourth quarter of 2024.

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

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our two rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (OI) and alvelestat for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD).Setrusumab has received orphan designation for OI from the EC and the FDA, PRIME designation from the EMA and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA.

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed this strategy by acquiring six clinical-stage product candidates of which four were in rare diseases and oncology. Four of our six clinical-stage product candidates were acquired from large pharmaceutical companies and two were acquired in our merger with OncoMed Pharmaceuticals Inc. in 2019. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate.

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

No revenue was recognized in the year ended December 31, 2024, however in previous years revenue has included income from licensing and collaboration agreements. Consideration received up front is recognized at the point in time in which the right to use a license or intellectual property is transferred. Income from development, regulatory, commercial or similar milestones is recognized when considered probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the milestone is subsequently resolved.

We do not currently have any approved product candidates. Accordingly, we have not generated any commercial sales revenue during the period. In the future, we expect to be able to generate revenues if we are able to obtain regulatory approval and commercialize one or more of our product candidates.

Payments to third parties arising as a direct consequence of the revenue recognized are recorded within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. No cost of revenue was recognized in the year ended December 31, 2024, however for the year ended December 31, 2023, cost of revenue included amounts that we were obligated to pay to Novartis under the 2015 asset purchase agreements. In 2015, when we purchased acumapimod, leflutrozole and setrusumab from Novartis, we agreed to pay Novartis if certain events occurred in relation to these compounds. The events that warrant a payment to Novartis are sales related or when a change in control occurs. When it is probable that either of these events will occur, revenue is recognized, and the corresponding payment obligation to Novartis is recognized within cost of revenue.

Research and development (“R&D”) expenses

R&D expenses include:

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

Intellectual property costs incurred on each drug candidate and costs associated with pre-commercial activities to support pricing and reimbursement by health technology assessment (“HTA”) authorities and payor decision-makers in Europe are excluded from R&D expenses and are recognized within general and administrative expenses. Our direct R&D expenses are allocated on a product-candidate-by-product-candidate basis. We allocate employee-related expenses for our R&D personnel and other related expenses to specific product candidate development programs.

Product candidates in a later stage of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials as well as preparation for potential specific post-authorization evidence generation that might be demanded by regulatory authorities. As we advance the clinical development of our product candidates, we expect that our R&D expense will continue to include costs of inputting into development, regulatory and manufacturing plans with our partner, Ultragenyx, for setrusumab; and activities associated with preparation of alvelestat for the Phase 3 study, including CMC, regulatory and other activities required to initiate the study.

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

•
the scope, rate of progress, and expense of our R&D activities;
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

General and administrative expenses

Our general and administrative expenses principally consist of salaries and related benefits, including share-based compensation, for personnel in our executive, finance and other administrative functions as well as certain pre-commercial activities, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe, particularly in relation to setrusumab. Other general and administrative costs include facility-related costs, professional services fees for auditing, tax and general legal services, intellectual property costs, costs related to our requirements of being a public company listed on Nasdaq, and costs incurred relating to the issue of equity to the extent not capitalized.

Interest income

Interest income comprises interest received on cash and short term deposits.

Interest expense

Interest expense principally comprises interest on convertible loan notes, deferred consideration and bank charges. For further information on the terms of our convertible loan notes see “—Liquidity and Capital Resources—Indebtedness.”

Changes in the fair value of financial instruments/warrants

The fair value changes in financial instruments principally comprises warrant liabilities, which are recognized in the statement of comprehensive loss.

Foreign currency transaction gain/(loss)

Our consolidated financial statements are presented in U.S. dollars. We initially record transactions in foreign currencies at the rate prevailing on the date the transaction first qualifies for recognition. Foreign currency transaction gain/(loss) consists of the difference arising on settlement or translation of transactions denominated in currencies other than the functional currency of the transacting foreign entity, which are primarily held in U.S. dollars and British pound sterling.

Other income

Other income consists of income that is derived from a third party which is not a customer and does not fall under the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Benefit from research and development tax credits

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated operating losses since formation. As of December 31, 2024 and 2023, we had cumulative carry-forward U.K. tax losses of $36.6 million and $30.6 million, respectively. Subject to any relevant restrictions, we expect these to be available to carry forward and offset against future operating profits. As a company that carries out extensive R&D activities, we benefit from the U.K. R&D small or medium-sized enterprise tax credit regime, or SME R&D Relief, and are able to surrender some of our trading losses that arise from our research and development activities for a cash rebate (the "R&D tax credit"). Pursuant to changes made by the Finance Act 2023, from April 1, 2023, a cash rebate of up to 27% of eligible R&D expenditure is available for R&D intensive companies where at least 40% of their total expenditure is on qualifying R&D, or for non-R&D intensive companies, a cash rebate of up to 18.6% of eligible R&D expenditure is available. From April 1, 2023, certain subcontracted qualifying research expenditures are eligible for a cash rebate of up to 17.53% for R&D intensive companies or 12.09% for other companies. The difference in cash rebate for qualifying subcontracted expenditure versus other qualifying expenditure is due to a statutory restriction of 65% being applied to unconnected qualifying subcontracted expenditure, thus restricting the benefit available. Qualifying expenditures largely comprise employment costs for R&D staff, subcontracted CRO and CMO costs, consumables and certain internal overhead cost incurred as part of research projects. We do not currently expect to qualify as an R&D intensive company.

In the event we generate revenues in the future, we may benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented product candidates to be taxed at an effective rate of 10%. This relief applies to profits earned following election into the regime. When taken in combination with the enhanced relief available on our R&D expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for these regimes, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments, our business, results of operations, and financial condition may be adversely affected.

Income tax benefit

We operate in the U.K. and in the U.S. and are subject to corporate taxation in those countries. We have generated losses since inception and have therefore not paid U.K. corporation tax except in 2021. The income tax benefit included in the consolidated statements of operations and comprehensive loss in the year ended December 31, 2023 represents tax refunds in respect of income taxes paid in 2021.

The U.K. corporation tax rate applied for 2024 was 25% (2023: 23.5%). The U.K. corporation tax for 2023 resulted from applying the enacted statutory rate of 19% from January 1, 2023 through April 1, 2023, and 25% for the remainder of 2023. U.K. deferred tax assets and liabilities have been measured at a rate of 25%. The U.S federal income tax rate is 21%.

As of December 31, 2024, the Company had U.K. net operating loss carryforwards of $36.6 million, that can be carried forward indefinitely. The Company had U.S. federal tax losses to be carried forward of approximately $66.3 million of which $19.5 million can be carried forward indefinitely and $46.8 million which will begin to expire in 2025. The Company also had $13.9 million of U.S. federal R&D tax credits that begin to expire in 2025 and U.S. state tax losses to be carried forward of less than $0.1 million which begin to expire in 2027. The Company also had less than $0.1 million of state R&D tax credits that do not have an expiration date.

Results of Operations

The following table sets forth Mereo’s results of operations for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023	Change
	($'000)	($'000)	($'000)
Revenue	—	10,000	(10,000)
Operating expenses:
Cost of revenue	—	(2,574)	2,574
Research and development	(20,930)	(17,418)	(3,512)
General and administrative	(26,434)	(18,424)	(8,010)
Loss from operations	(47,364)	(28,416)	(18,948)
Other income/(expenses)
Interest income	3,041	2,131	910
Interest expense	(1,370)	(2,881)	1,511
Changes in the fair value of warrants	(419)	245	(664)
Foreign currency transaction gain/(loss), net	1,210	(2,347)	3,557
Other expenses, net	—	(10)	10
Benefit from research and development tax credit	1,649	1,280	369
Net loss before income tax	(43,253)	(29,998)	(13,255)
Income tax benefit	—	532	(532)
Net loss	(43,253)	(29,466)	(13,787)
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(1,364)	4,202	(5,566)
Total comprehensive loss	(44,617)	(25,264)	(19,353)

Comparison of Years Ended December 31, 2024 and 2023

Revenue

No revenue was recognized in the year ended December 31, 2024. Revenue of $10.0 million for the year ended December 31, 2023 comprised a one-time milestone payment of $9.0 million resulting from the achievement of a clinical milestone on setrusumab by Ultragenyx and a $1.0 million up-front payment from our global license agreement with ReproNovo for the development and commercialization of leflutrozole.

Cost of revenue

No cost of revenue was recognized in the year ended December 31, 2024. Cost of revenue of $2.6 million for the year ended December 31, 2023 primarily represented amounts payable pursuant to our 2015 agreement with Novartis, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts.

Research and development (“R&D”) Expenses

The following table sets forth our R&D expenses by product development program for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	5,784	3,157	2,627
Alvelestat (MPH-966)	12,918	6,730	6,188
Etigilimab (MPH-313)	1,768	7,263	(5,495)
Leflutrozole (BGS-649)	74	114	(40)
Acumapimod (BCT-197)	64	28	36
Other	322	126	196
Total R&D expenses	20,930	17,418	3,512

Total R&D expenses increased by $3.5 million, from $17.4 million in 2023 to $20.9 million in 2024.

The increase was primarily due to a $6.2 million and $2.6 million increase in R&D expenses for alvelestat and setrusumab, respectively, partially offset by a $5.5 million decrease in R&D expenses for etigilimab.

The increase in program expenses for alvelestat is due to the preparatory work for the Phase 3 study. This principally comprised drug formulation and manufacturing activities, SGRQ validation activities and regulatory interactions. In addition to these activities, a payment of $0.5 million in cash and $1.8 million in shares was made to AstraZeneca in connection with an agreed milestone following amendment of the original license agreement and subscription deed. See also "Item 1—Material Agreements— Licensing Agreement with AstraZeneca."

The increase in program expenses for setrusumab was primarily due to higher levels of ongoing activities in Europe, including real-world evidence programs and medical affairs activities, and amounts under the manufacturing and supply agreement with our partner, Ultragenyx, along with input into development, regulatory and manufacturing plans with Ultragenyx, who fund the global development of the program pursuant to our license and collaboration agreement.

The reduction in etigilimab expenses was primarily due to the winding down and completion of the open label Phase 1b/2 basket study in combination with an anti-PD-1 in a range of tumor types.

General and administrative expenses

General and administrative expenses increased by $8.0 million, from $18.4 million in 2023 to $26.4 million in 2024.

The increase was primarily due to:

(i)
an increase of approximately $2.7 million in certain pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including activities to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe, from $2.7 million in the year ended December 31, 2023 to $5.4 million in the year ended December 31, 2024;
(ii)
net increases in other general and administrative expenses of approximately $1.6 million, including employee-related costs, and legal and professional fees in respect of compliance with the U.S. domestic reporting regime;
(iii)
a reduction of $1.7 million in the amount received from our depository to reimburse certain expenses incurred by us in respect of our ADR program in the year ended December 31, 2024 compared to the year ended December 31, 2023; and
(iv)
recognition in the year ended December 31, 2023 of $2.0 million from the settlement of a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years.

Interest income and expense

Interest income increased by $0.9 million from $2.1 million in 2023 to $3.0 million in December 31, 2024, principally due to a higher cash and cash equivalents balance as a result of receiving the net proceeds of $46.2 million from the underwritten registered direct offering in June 2024.

Interest expense decreased by $1.5 million from $2.9 million in 2023 to $1.4 million in 2024. The decrease was principally due to the lower balance in the year of convertible loan notes as the private placement loan notes were fully converted and redeemed in August 2023.

Changes in the fair value of warrants

The total change in fair value of warrants for 2024 was an unrealized loss of $0.4 million, compared to an unrealized gain of $0.2 million in 2023. The unrealized loss in the year ended December 31, 2024 was primarily due to the impact of the increase in the price of the Company’s ADSs on the value of the warrant liabilities, whereas in the year ended December 31, 2023, the unrealized gain was primarily due to the expiry of the Private Placement warrants in June 2023.

Foreign currency transaction gain/(loss), net

The net foreign exchange gain for the year ended December 31, 2024 was $1.2 million, compared to a loss of $2.3 million in the year ended December 31, 2023. This change primarily reflects (i) the impact of a strengthening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the year ended December 31, 2024, compared to a weakening of U.S. dollars in the year ended December 31, 2023, and (ii) higher U.S. dollar cash and cash equivalent balances following the underwritten registered direct offering in June 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit increased by $0.4 million, from $1.3 million in the year ended December 31, 2023 to $1.6 million in the year ended December 31, 2024. The income tax benefit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure. The increase was due to a higher amount of eligible research and development activities.

Income tax benefit

The income tax benefit for the year ended December 31, 2023 represents income taxes paid in prior years for which a carryback claim was made to offset against taxable income in the prior year. No such claim was made in the year ended December 31, 2024.

Other comprehensive loss – Foreign currency translation adjustments

The foreign currency translation adjustment for the year ended December 31, 2024 was a loss of $1.4 million, compared to a gain of $4.2 million in the year ended December 31, 2023. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the year ended December 31, 2024, compared to a weakening of U.S. dollars in the year ended December 31, 2023.

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
•
$4.0 million under the license and collaboration agreement with Feng Biosciences for navicixizumab in 2020 and a further milestone payment of $2.0 million in 2022; and

•
$1.0 million under the global license agreement with ReproNovo for leflutrozole in December 2023.

Contractual Obligations

As further described under “Item 1. Business—Material Agreements—Novartis Agreements” and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, Mereo has agreed to make milestone payments and pay royalties. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, Mereo enters into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including with Ultragenyx for the manufacture of setrusumab as described in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab,” to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $0.5 million as of December 31, 2024 (2023: $4.2 million).

Cash Flows

Comparison of Years Ended December 31, 2024 and 2023

The table below summarizes our cash flows (used in) provided by operating, investing and financing activities for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
Net cash used in operating activities	(32,834)	(21,132)
Net cash used in investing activities	(699)	(419)
Net cash provided by financing activities	46,147	7,973
Effect of exchange rate changes	(233)	2,818
Increase/(decrease) in cash and cash equivalents	12,381	(10,760)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $32.8 million, an increase of $11.7 million from $21.1 million in the year ended December 31, 2023. The most significant drivers of the increase were:

(i) an increase of $8.5 million resulting from the receipt of $10.0 million in milestone and up-front payments from Ultragenyx and ReproNovo in the year ended December 31, 2023, net of associated costs of revenue.

(ii) receipt of $1.8 million in research and development tax credits in the year ended December 31, 2023 with no similar amounts received in in the year ended December 31, 2024;

(iii) receipt of $1.7 million less from our depository to reimburse certain expenses incurred by us in respect of our ADR program in the year ended December 31, 2024 than in the year ended December 31, 2023; and

(iv) approximately $3.6 million higher other net cash operating expenses.

These increases were partially offset by the receipt of $2.0 million from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years and $1.9 million higher net interest inflows.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $0.7 million, an increase of $0.3 million from $0.4 million in the year ended December 31, 2023. The increase is due to additional payments to acquire intangible assets in the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $46.1 million, an increase of $38.2 million from $8.0 million in the year ended December 31, 2023. The increase represents the difference between the net proceeds received from the underwritten registered direct offering of $46.2 million in the year ended December 31, 2024 and the net proceeds of an “at-the-market” offering of $11.1 million, partially offset by $3.2 million paid to redeem the Private Placement loan notes in year ended December 31, 2023.

Operating and Capital Expenditure Requirements

As of December 31, 2024, we had an accumulated deficit of $462.9 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product we develop. See also “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We will need additional funding to complete the development of our current product candidates; to license, acquire, and develop future product candidates; and to commercialize our product candidates, if approved."

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

We expect that our existing cash and cash equivalents will enable us to fund our currently committed clinical trials, operating expenses and capital expenditure requirements into 2027. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
The costs for our activities related to our ongoing collaboration with Ultragenyx for setrusumab for the treatment of children and adults with OI, including the costs for our preparation for the potential commercialization of setrusumab, if approved, in Europe and the U.K; and costs for potential future clinical trials for alvelestat in AATD;
•
the costs and timing of manufacturing clinical or commercial supplies of our product candidates;
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
•
milestone and deferred payments under the Amended AstraZeneca Agreements; and
•
tax liabilities or other assessments and our ability to claim R&D tax credits or other reliefs.

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

Indebtedness

Former Credit Facility

As of December 31, 2024, the former lenders have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027, and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until the period August 2027 to October 2028.

Novartis Notes

On February 10, 2020, we entered into a $4.9 million (£3.8 million) convertible loan note instrument relating to the issue of 3,841,479 Novartis Loan Note. The Novartis Loan Note was convertible at any time at a fixed price of £0.265 per ordinary share until February 10, 2023. In addition, on February 10, 2020, in connection with the Novartis Loan Note, we entered into a warrant instrument with Novartis to issue 1,449,614 ordinary shares at an exercise price of £0.265 per ordinary share. These warrants are exercisable until February 10, 2025.

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

On February 7, 2025, the Company received a conversion notice and issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our consolidated financial statements. We believe that there are no estimates and assumptions made in our consolidated financial statements that rise to this level. For further information on all of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of financial risks. Our overall risk management program seeks to minimize potential adverse effects of these financial risks on our financial performance.

Interest Rate Risk

As of December 31, 2024, we held cash and cash equivalents of $69.8 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and U.K. bank interest rates. We manage interest rate risk by monitoring short and medium-term interest rates and placing cash on deposit for periods that optimize the amount of interest earned while maintaining access to sufficient funds to meet day-to-day cash requirements. Interest payable on our convertible loan notes is fixed. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the value of our cash and cash equivalents, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Foreign Currency Risk

We currently maintain the consolidated financial statements of the Company in pounds sterling, but for financial reporting purposes our consolidated financial statements have been presented in U.S dollars, the reporting currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss, as foreign currency transaction gain/(loss). The financial statements of our consolidated subsidiaries are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses are translated at the average exchange rates for the relevant period and shareholders' equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to the comprehensive loss, a component of the shareholders’ equity. For the year ended December 31, 2024, $1.4 million of unrealized loss on foreign currency translation was included in other comprehensive loss compared to an unrealized gain of $4.2 million for the year ended December 31, 2023.

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

Inflation Risk

Inflation may generally affect us by increasing our personnel costs, research and development expenses and general operating expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024; however, operating expenses may continue to increase in future periods due to inflation.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2024, or the Evaluation Date. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 408 Regulation S-K Compliance

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in our 2025 Proxy Statement under “Board of Directors and Corporate
Governance” and “Executive Officers of the Company” to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is set forth in our 2025 Proxy Statement under “Executive Compensation” to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth in our 2025 Proxy Statement under “Security Ownership of Certain
Beneficial Owners and Management” to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our 2025 Proxy Statement under “Transactions with Related Persons”
and “Corporate Governance—Composition of the Mereo Board” to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our 2025 Proxy Statement under “Fees for Independent Registered Public
Accounting Firm—PwC” to be filed with the SEC within 120 days of December 31, 2024 and is incorporated by reference into this Annual Report on Form 10-K.

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

2.1

Agreement and Plan of Merger and Reorganization, dated December 5, 2018, by and among Mereo BioPharma Group plc, Mereo US Holdings Inc., Mereo MergerCo One Inc. and OncoMed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Mereo’s Form F-4/A filed March 15, 2019 (File No. 333-229351)).

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

3.1	Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to Mereo’s Form 6-K, filed with the SEC on December 18, 2022 (File No. 001-38452)).

4.1	Form of American Depositary Receipt of Mereo BioPharma Group plc (incorporated by reference to Exhibit 4.3 to Mereo’s Form F-4/A filed March 15, 2019 (File No. 333-229351)).

4.2	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to Mereo’s Form 10-K filed March 27, 2024 (File No. 001-38452)).

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

10.5

Mereo BioPharma Group plc 2019 Equity Incentive Plan, as amended on February 13, 2020 and January 15, 2021 (incorporated by reference to Exhibit 99.1 to Mereo’s Form S-8 filed January 15, 2021 (File No.
333-252147)).

10.6

Deed of Consent and Amendment to Convertible Loan Note Instrument, dated December 17, 2020 between Mereo BioPharma Group plc. and the Noteholders named therein (incorporated by reference to Exhibit 4.21 to Mereo’s 20-F filed March 31, 2021 (File No. 001-38452)).

10.7

Mereo BioPharma Group plc 2019 Non-Employee Equity Incentive Plan, as amended on February 13, 2020 and

January 15, 2021 (incorporated by reference to Exhibit 99.2 to Mereo’s Form S-8 filed January 15, 2021 (File No. 333-252147)).

Exhibit Number	Description of Exhibit
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

10.13††

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

10.15	Form of Warrant Instrument, dated February 10, 2020 relating to Mereo BioPharma Group plc (incorporated by reference to Exhibit 4.29 to Mereo’s 20-F filed March 31, 2022 (File No. 001-38452)).

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

10.26	Form of Warrant Instrument, dated February 10, 2023, relating to Mereo BioPharma Group plc (incorporated by reference to Exhibit 4.47 to Mereo’s Form 20-F filed March 28, 2023 (File No. 001-38452)).

10.27	Deferred Compensation Plan for Non-Employee Directors, as amended on December 13, 2023 (incorporated by reference to Exhibit 4.3 to Mereo’s S-8 filed January 23, 2024 (File No. 333-276656)).

10.28	Form of Performance Based Restricted Stock Unit Award Agreement under the Plan (incorporated by reference to Exhibit 4.4 to Mereo’s Form S-8 filed January 24, 2023 (File No. 333-269388))

10.29	Form of Restricted Stock Unit Award Agreement under the Plans (incorporated by reference to Exhibit 4.5 to Mereo’s Form S-8 filed January 24, 2023 (File No. 333-269388))

10.30††	License Agreement, dated December 11, 2023, between Mereo BioPharma Group plc and ReproNovo SA (incorporated by reference to 10.30 to Mereo’s Form 10-K filed March 27, 2024 (File No. 001-38452)).
10.31*††	Deed of Amendment and Restatement to Amended and Restated Subscription Deed, dated November 8, 2024, between Mereo BioPharma Group plc and AstraZeneca AB.

10.32*††	Amended and restated Exclusive License and Option Agreement, dated November 8, 2024, between Mereo Biopharma Group plc and AstraZeneca AB.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Mereo’s Form 10-K filed March 27, 2024 (File No. 001-38452)).

21.1	List of Subsidiaries of Mereo BioPharma Group plc. (incorporated by reference to Exhibit 8.1 Mereo’s Form 20-F filed March 28, 2023 (File No. 001-38452))

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page of this report).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Mereo BioPharma Group plc Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Mereo’s Form 10-K filed March 27, 2024 (File No. 001-38452)).

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

†† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) or Item 601(a)(5) of Regulation S-K because they are not material and they are the type of information that the Registrant treats as private or confidential. The Company agrees to furnish supplementally to the Commission a copy of any omissions upon request.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 26, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 26, 2025, in the capacities indicated.

Signature	Title	Date

/s/ Denise Scots-Knight	Chief Executive Officer and Director	March 26, 2025
Denise Scots-Knight	(Principal Executive Officer)

/s/ Christine Fox	Chief Financial Officer	March 26, 2025
Christine Fox	(Principal Accounting and Financial Officer)

/s/ Michael Wyzga	Chairman of the Board of Directors	March 26, 2025
Michael Wyzga

/s/ Jeremy Bender	Director	March 26, 2025
Jeremy Bender

/s/ Anders Ekblom	Director	March 26, 2025
Anders Ekblom

/s/ Pierre Jacquet	Director	March 26, 2025
Pierre Jacquet

/s/ Annalisa Jenkins	Director	March 26, 2025
Annalisa Jenkins

/s/ Deepika Pakianathan	Director	March 26, 2025
Deepika Pakianathan

/s/ Justin Roberts	Director	March 26, 2025
Justin Roberts

/s/ Daniel Shames	Director	March 26, 2025
Daniel Shames

/s/ Marc Yoskowitz	Director	March 26, 2025
Marc Yoskowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mereo BioPharma Group plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mereo BioPharma Group plc and its subsidiaries (the “Company”) as of December 31, 2024 and December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Share based compensation expense

As described in Note 15 to the consolidated financial statements, the total charge for share-based compensation was $7.4 million. Employees (including executives) and non-executive directors of the Company receive remuneration in the form of share-based compensation, whereby employees and non-executive directors render services as consideration for equity instruments (equity settled transactions). The total amounts to be expensed are measured based on the grant-date fair value of the awards and recognized over the period during which the employee or non-executive director is required to perform services in exchange for the award. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model which includes assumptions made by management.

The principal considerations for our determination that performing procedures relating to share-based compensation charge is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the grant-date fair value of awards.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the model used by management, (iii) testing the completeness and accuracy of underlying data used in the fair value estimate, (iv) evaluating the reasonableness of the significant assumptions used by management in estimating the fair value, (v) performing a recalculation of the grant-date fair value estimate for a sample of awards, and (vi) testing the expense recognized during the period for a sample of awards. Evaluating management’s assumptions involved evaluating whether they were reasonable considering consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

Reading, United Kingdom

March 26, 2025

We have served as the Company's auditor since 2023.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$69,802	$57,421
Prepaid expenses and other current assets	2,175	5,156
Research and development incentives receivables	2,786	1,183
Total current assets	74,763	63,760
Property and equipment, net	257	405
Operating lease right-of-use assets, net	727	1,245
Intangible assets, net	643	1,089
Total assets	$76,390	$66,499

Liabilities
Current liabilities:
Accounts payable	$2,440	$2,346
Accrued expenses	4,071	5,467
Convertible loan notes – current	5,535	—
Operating lease liabilities – current	707	652
Other current liabilities	1,095	1,021
Total current liabilities	13,848	9,486
Convertible loan notes – non-current	—	4,394
Warrant liabilities – non-current	821	412
Operating lease liabilities – non-current	187	906
Other non-current liabilities	565	764
Total liabilities	$15,421	$15,962
Commitments and contingencies (Note 17)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 775,728,034 shares issued at December 31, 2024 (December 31, 2023: 701,217,089).	3,059	2,775
Treasury shares	—	(1,230)
Additional paid-in capital	539,642	486,107
Accumulated deficit	(462,883)	(419,630)
Accumulated other comprehensive loss	(18,849)	(17,485)
Total shareholders’ equity	60,969	50,537
Total liabilities and shareholders’ equity	$76,390	$66,499

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$—	$10,000
Operating expenses:
Cost of revenue	—	(2,574)
Research and development	(20,930)	(17,418)
General and administrative	(26,434)	(18,424)
Loss from operations	(47,364)	(28,416)
Other income/(expenses)
Interest income	3,041	2,131
Interest expense	(1,370)	(2,881)
Changes in the fair value of warrants	(419)	245
Foreign currency transaction gain/(loss), net	1,210	(2,347)
Other expenses, net	—	(10)
Benefit from research and development tax credit	1,649	1,280
Net loss before income tax	(43,253)	(29,998)
Income tax benefit	—	532
Net loss	$(43,253)	$(29,466)

Loss per share – basic and diluted	$(0.06)	$(0.04)
Weighted average shares outstanding – basic and diluted	739,624,264	659,453,921

Net loss	$(43,253)	$(29,466)
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(1,364)	4,202
Total comprehensive loss	$(44,617)	$(25,264)

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(43,253)	$(29,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,390	4,924
Depreciation	143	171
Amortization of intangible assets	438	395
Amortization of operating lease right-of-use assets	507	495
Change in fair value of warrants	419	(245)
Interest income	—	(102)
Interest expense	1,351	1,942
Foreign currency transaction (gain)/loss	(1,210)	2,347
Non-cash consideration, milestone payment	1,750	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,980	502
Research and development incentives receivable	(1,649)	456
Accounts payable	146	(1,263)
Accrued expenses and other liabilities	(1,192)	(710)
Operating lease liabilities	(654)	(578)
Net cash used in operating activities	(32,834)	(21,132)

Cash flows from investing activities
Purchase of intangible assets	(699)	(419)
Net cash used in investing activities	(699)	(419)

Cash flows from financing activities
Proceeds from financing agreement with TAP	—	100
Proceeds from issuance of ordinary shares	47,000	11,605
Transaction costs on issuance of ordinary shares	(853)	(511)
Transaction costs on convertible loan notes	—	(33)
Redemption of convertible loan notes	—	(3,188)
Net cash provided by financing activities	46,147	7,973

Effect of exchange rate changes	(233)	2,818
Increase/(decrease) in cash and cash equivalents	12,381	(10,761)
Cash and cash equivalents at January 1,	57,421	68,182
Cash and cash equivalents at December 31,	$69,802	$57,421

Supplemental disclosure
Cash paid for interest	21	884
Cash paid/(received) for income taxes	—	(1,337)

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Ordinary shares		Treasury shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Cost	Shares	Cost	capital	(loss)/income	deficit	equity
Balance, December 31, 2022	624,928,519	$2,478	1,003,030	$(1,335)	$476,521	$(21,687)	$(404,575)	$51,402
Net loss	—	—	—	—	—	—	(29,466)	(29,466)
Foreign currency translation adjustments	—	—	—	—	—	4,202	—	4,202
Share-based compensation	—	—	—	—	4,924	—	—	4,924
Exercise of share options	—	—	(79,630)	105	(105)	—	—	—
Delivery of shares on vesting of deferred restricted stock units	501,380	3	—	—	—	—	—	3
Issuance of shares, net of discount	48,367,095	186	—	—	11,284	—	—	11,470
Conversion of convertible loan note	27,420,095	108	—	—	(6,569)	—	14,411	7,950
Issuance of warrants	—	—	—	—	52	—	—	52
Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss	—	—	—	—	—	—	(43,253)	(43,253)
Foreign currency translation adjustments	—	—	—	—	—	(1,364)	—	(1,364)
Share-based compensation	—	—	—	—	7,390	—	—	7,390
Exercise of share options	2,685,420	11	(210,485)	280	(299)	—	—	(8)
Delivery of shares on vesting of restricted stock units	433,880	2	(712,915)	950	(953)	—	—	(1)
Delivery of shares on vesting of performance based restricted stock units	6,690,755	25	—	—	(67)	—	—	(42)
Issuance of shares, net of discount	64,700,890	246	—	—	48,503	—	—	48,749
Transaction costs on issuance of shares	—	—	—	—	(1,039)	—	—	(1,039)
Balance, December 31, 2024	775,728,034	$3,059	—	$—	$539,642	$(18,849)	$(462,883)	$60,969

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Mereo BioPharma Group plc (the “Company” or “Mereo”) is United Kingdom (“U.K.”) based biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. The Company has developed a portfolio of late-stage clinical product candidates, and its two rare disease product candidates are setrusumab for the treatment of OI and alvelestat primarily for the treatment of severe AATD-LD.

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC for annual financial reporting.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $462.9 million as of December 31, 2024. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or oncology product candidates. On June 17, 2024, the Company raised net proceeds of $47.0 million before issuance costs through an underwritten registered direct offering of its ADSs, though there is no assurance that it will continue to be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of December 31, 2024, the Company had cash and cash equivalents of $69.8 million. The Company expects that its cash and cash equivalents as of December 31, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K.

Basis of consolidation

The consolidated financial information comprises the financial statements of Mereo BioPharma Group plc and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

The Company previously had an employee benefit trust (“EBT”) to facilitate share transactions pursuant to employee equity award schemes until it was terminated during the year ended December 31, 2024 as the remaining shares it held were used to satisfy the exercise or vesting of awards. Although the EBT was a separate legal entity from the Company, prior to termination, it was consolidated into the Company’s results in accordance with the rules in ASC Topic 810, Consolidations (“ASC 810”) on special purpose entities. The Company was deemed to control the EBT principally because the trust could not operate without the funding the Company provided.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. While there are no estimates and assumptions made in the consolidated financial statements that are considered to be critical, the Company's financial statements include, among others, estimates about revenue recognition on contracts with customers and convertible loan notes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Segmental information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of developing rare disease therapies; however, the Company operates in two geographic regions: the U.K. and the U.S. The Company’s long-lived assets are primarily located in the U.K. As of December 31, 2024, no property and equipment was located in the U.S. (2023: $0.1 million).

Concentration of credit risk and significant counterparties

The Company is dependent on a number of third parties for the delivery of its programs and, where required, pays upfront deposits and fees in advance of the delivery of services. The Company considers all of its material counterparties to be creditworthy and the credit risk for each of its major counterparties to be low, but continues to assess credit risk as part of its management of these third-party relationships. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places cash and cash equivalents with established financial institutions with strong credit ratings. The Company’s maximum exposure to credit risk for the components of the balance sheet of December 31, 2024 are the carrying amounts. The Company has no significant off-balance sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

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

Contingent milestone payments

The Company's licensing arrangements and collaboration agreements may include development, regulatory and sales milestones. ASC 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of variable consideration should be included in the transaction price. The variable consideration should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates the probability of the milestones being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraints and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch up basis, which would affect revenue and net loss in the period of adjustment.

Research and development (“R&D”) expenses

Research and development costs are expensed as incurred on an accruals basis in accordance with ASC Topic 730, Research and Development (“ASC 730”) because they have no alternative future uses. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and share-based compensation expense, contract services including external research and development expenses incurred under arrangements with third parties such as CRO, facilities costs, overhead costs and other related expenses. Intellectual property costs incurred on each drug candidate and costs associated with pre-commercial activities to support pricing and reimbursement by health technology assessment authorities and payor decision-makers in Europe are excluded from R&D expenses and are recognized within general and administrative expenses. Research and development costs that are paid in advance of performance are recorded as a prepaid expense and expensed over the service period as the services are provided. Accruals and prepayments for research and development expenses typically include fees and costs to be paid to CROs in relation to clinical trials and CMOs in relation to the manufacture of drug substance and drug product. These accruals and prepayments are calculated each period based on regular review and challenge by the relevant program manager of the detailed activity analysis provided directly by CROs and CMOs to determine their completeness and accuracy.

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

The Company recognizes interest related to unrecognized tax benefits within interest expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, no material accrued interest is included in the related tax liability line in the consolidated balance sheets.

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

As a company that carries out extensive R&D activities, it benefits from the U.K. small and medium sized enterprises research and development relief, or SME R&D Relief, which provides relief against U.K. Corporation Tax and enables it to surrender some of its trading losses that arise from its research and development activities for a cash rebate (the "R&D tax credit"). Pursuant to changes made by the Finance Act 2023, for expenditure incurred on or after April 1, 2023, a cash rebate of up to 27% for R&D intensive companies where at least 30% of their total expenditure is on qualifying R&D, or for non-R&D intensive companies, a cash rebate of up to 18.6% of eligible R&D expenditure is available. From April 1, 2023, certain subcontracted qualifying research expenditures are eligible for a cash rebate of up to 17.53% for R&D intensive companies or 12.09% for other companies. The difference in cash rebate for qualifying subcontracted expenditure vs. other qualifying expenditure is due to a statutory restriction of 65% being applied to unconnected qualifying subcontracted expenditure, thus restricting the benefit available. We do not currently expect to qualify as an R&D intensive company.

Pursuant to changes made by the Finance Act 2024, for accounting periods starting on or after April 1, 2024, the new merged scheme will come into effect for all companies, other than loss making R&D intensive SMEs. For loss making R&D intensive SMEs, the enhanced R&D intensive support (“ERIS”) regime will be available (for companies where at least 30% of their total expenditure including any connected companies is on qualifying R&D). Under the new merged scheme, we expect to benefit from the taxable credit for qualifying R&D expenditure which may either be offset against corporation tax liabilities or paid net of tax as a cash credit where there is no liability in the future. Subcontracted expenditure in most cases is expected to be a qualifying cost (unless it relates to non-qualifying costs subcontracted overseas) under the new merged scheme.

In the event the Company generates revenues in the future, it may also benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented product candidates to be taxed at an effective rate of 10%. This relief applies to profits earned following election into the regime. When taken in combination with the enhanced relief available on our R&D expenditures, the Company expects a long-term lower rate of corporation tax to apply to it. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason it is unable to qualify for these regimes, or it is unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments, the Company's business, results of operations, and financial condition may be adversely affected.

Foreign currencies

The Company maintains its consolidated financial statements in its functional currency, which is pound sterling. This is also the functional currency of the wholly-owned subsidiaries which are consolidated, with the exception of Mereo BioPharma 5, for which the functional currency is U.S. dollars. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss.

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

Property and equipment, net

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

Property and equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the consolidated statement of operations and comprehensive loss when the asset is derecognized.

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

Consideration that is contingent on future events is included in the cost of the asset (irrespective of whether the asset is subsequently expensed under ASC 730) with a corresponding contingent consideration liability recorded if the contingency is both probable and estimable. However, where the liability is payable in a variable number of shares based on a fixed monetary amount known at the inception of an arrangement, it is initially recorded at fair value and presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs.

Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of December 31, 2024.

Intangible assets that have been acquired in a business combination are initially recorded at fair value.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses, warrant liabilities and the liability components of convertible loan notes and other financing arrangements. Cash, cash equivalents, accounts receivable, accounts payable and accrued expenses are initially recorded and subsequently measured at cost, which is considered to approximate their fair value due to the short-term nature of such financial instruments. The carrying value of warrant liabilities and convertible loan notes is explained in the sections below.

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

The discount from face value of the liability component remaining from allocating some or all of the proceeds of the hybrid instrument to the derivative, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to consolidated statements of operations and comprehensive loss, using the effective interest method. Embedded derivatives that are bifurcated and recognized as liability instruments are presented in a separate line in the consolidated balance sheets.

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

Where changes are extinguishments, the liability component is derecognized and new component recognized in the same way as described above on initial recognition. The difference between the carrying value of the original debt and the fair value of the new component will be recognized as an extinguishment gain or loss. For the years ended December 31, 2024 and 2023, no extinguishment gain or loss was recognized in the consolidated statements of operations and comprehensive loss.

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

Equity classified warrants

The Company has issued the following equity classified warrants:

-
A first tranche of warrants over 1,449,614 ordinary shares with a subscription price of £0.265 per ordinary share in conjunction with the Novartis Loan Note in 2020 and a second tranche of warrants over a further 2,000,000 ordinary shares with a subscription price of £0.15 per ordinary share in conjunction with amendments made to the Novartis Loan Note in 2023. The first tranche were exercisable until February 10, 2025 and an exercise notice was received on February 7, 2025. The Company subsequently received $0.5 million in cash in satisfaction of the subscription price and issued and allotted 1,449,610 shares (equivalent to 289,922 ADSs). The second tranche of warrants are exercisable until February 10, 2028. The value allocated to both tranches of warrants was recognized in additional paid-in capital at issuance as described above.
-
In October 2018, the Company entered into a funding agreement with The Alpha-1 Project (“TAP”), which provided for total payments of $0.4 million, of which the final installment of $0.1 million was received in May 2023. In exchange for funding, the Company issued warrants over a total of 1,551,699 ordinary shares, allowing TAP to subscribe for ordinary shares in the Company. Under the agreement, TAP is potentially entitled to receive a payment equivalent to the amounts received by Mereo (up to a maximum of $0.4 million) conditional on and within thirty days of the first regulatory approval for alvelestat. The agreement was accounted for as a compound instrument that includes both debt and equity components with the carrying value of each component established based on the relative fair value of each component. The amount allocated to the liability component is accreted back to the face value over the period to the earliest reasonable repayment date using the effective interest method. The amount allocated to the warrants was recognized in additional paid-in capital and is not subsequently remeasured.

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

For assets and liabilities that are recognized in the consolidated financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by reassessing categorization (based on the lowest level input that is significant to the fair value measurement as a whole) at the end of each reporting period. There were no transfers within the fair value hierarchy during the years ended December 31, 2024 and 2023.

Cash and cash equivalents

Cash and cash equivalents in the consolidated balance sheets comprise cash at banks along with short-term deposits with a maturity of three months or less from placement.

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

Treasury shares

Until it was terminated during the year ended December 31, 2024, the EBT held ADSs as treasury shares to satisfy the exercise of options and the vesting of restricted stock units under the Company’s share-based incentive schemes. The EBT was a Jersey-based trust which was initially funded by a loan from the Company, which it utilized to purchase shares in sufficient quantity to fulfill the envisaged awards. In accordance with ASC Topic 505, Equity (“ASC 505”), these shares were deducted from ordinary shares on the consolidated balance sheet at their nominal value. Shares held by the EBT were included in the consolidated balance sheets as a reduction in additional paid-in capital.

Comprehensive income/(loss)

Comprehensive income/(loss) includes net income/(loss) as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. The Company records unrealized gains and losses related to foreign currency translation as a component of other comprehensive income/(loss) in the consolidated statements of operations and comprehensive loss.

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

3. Recent accounting pronouncements

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments require incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The biggest change in the ASU is the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. The Company adopted this standard for the period ended December 31, 2024 on a retrospective basis and the adoption did not have a material impact on its consolidated financial statements and related disclosures other than the inclusion of the breakdown of R&D expenses within the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

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

ASU 2023-09 is effective for fiscal periods beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements, but does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASC No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the consolidated statements of operations and comprehensive loss, including employee compensation, depreciation and amortization. ASU No. 2024-03 is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statement issued for reporting periods after the effective date of the ASU or retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adopting of ASU No. 2024-03 on its consolidated financial statement disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

4. Fair value measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above:

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	821	—	821	—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	412	—	412	—

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2024 and 2023.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2024	2023
	($'000)	($'000)
VAT receivable	$464	$599
Prepaid research and development services	201	632
Insurance claim receivable	—	1,950
Security deposits	378	615
Prepaid insurance premiums	1,003	1,020
Other prepaid expenses and current assets	129	340
Total	$2,175	$5,156

Prepaid insurance premiums included within Other prepaid expenses and current assets in prior periods have been separately disclosed for the years ended December 31, 2024 and 2023, accordingly, certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

6. Property and equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2024	2023
	($'000)	($'000)
Leasehold improvements	$712	$710
Office equipment	196	199
IT equipment	298	296
Property and equipment, at cost	1,206	1,205
Less: accumulated depreciation	(949)	(800)
Property and equipment, net	$257	$405

Depreciation expense for the year ended December 31, 2024 was $0.1 million (2023: $0.2 million).

7. Leases

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

The total lease expense included in the statements of operations and comprehensive loss for the year ended December 31, 2024 was $0.7 million (2023: $0.7 million). There were no material variable lease costs.

	As of December 31,
	2024	2023
Operating leases
Weighted-average remaining contractual lease term (years)	1.50	2.50
Weighted average discount rate	10.0%	10.0%

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$780	$759

As of December 31, 2024
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2025	$766
2026	192
2027	—
2028	—
2029	—
Thereafter	—
Total undiscounted payments	958
Less: Present value discount	(64)
Lease liability	$894
Lease liability – current	$707
Lease liability – non-current	$187

8. Other current liabilities

Other current liabilities consists of the following:

	December 31,	December 31,
	2024	2023
	($'000)	($'000)
Social security and other taxes	$503	$280
Deferred consideration liability	296	711
Equity issuance costs payable	235	—
Other current liabilities	61	30
Total	$1,095	$1,021

9. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
	($'000)	($'000)
Accrued research and development costs	$948	$1,821
Accrued legal fees	181	266
Accrued bonus	2,001	1,624
Accrued audit fees	388	671
Accrued professional fees	158	338
Accrued local taxes	267	382
Other accrued expenses	128	365
Total	$4,071	$5,467

10. Convertible loan notes

Novartis Loan Note

On February 10, 2020, the Company entered into a convertible equity financing with Novartis Pharma (AG) (“Novartis”) under which Novartis purchased a £3.8 million ($5.2 million) convertible loan note (the “Novartis Loan Note”). The Novartis Loan Note is convertible at the discretion of the holder, at a fixed price of £0.265 per ordinary share and originally bore interest at 6% per annum with a maturity date of February 10, 2023. In connection with the Novartis Loan Note, the Company also issued 1,449,610 warrants which are exercisable until February 2025 at an exercise price of £0.265 per ordinary share. These warrants were recognized separately as equity instruments.

Effective February 10, 2023, the maturity date of the Novartis Loan Note was extended to February 10, 2025 and the interest rate amended to 9%. Interest accrued to the amendment date of $0.9 million was paid in cash, and additional warrants to purchase 2,000,000 ordinary shares were issued. These warrants were also recognized separately as equity instruments.

The amendments to the Novartis Loan Note were an extinguishment of the original instrument and the issuance of a new one. Accordingly, on the extinguishment date, the carrying value of $5.5 million was derecognized. At the same time, a new liability of $3.4 million was recognized, which represents the portion of the consideration of the new arrangement allocated to the liability component of the new Novartis Loan Note on the basis of its relative fair value, net of fees. The remaining amount was allocated between the $0.9 million of interest paid in cash and the residual $1.2 million which was recorded in additional paid-in capital to reflect the relative fair value of the warrants and the conversion option embedded in the new Novartis Loan Note. No extinguishment gain or loss was recognized in the consolidated statements of operations and comprehensive loss. The Company recognized interest expense of $1.2 million in relation to the Novartis Loan Note in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024 (2023: $1.0 million). The effective interest rate applied to the liability portion of the Novartis Loan Note in 2024 and in 2023 after the amendments was 27.8% while the effective interest rate applied in 2023 before the amendments was 37.4%.

As of December 31, 2024, and 2023, the net carrying amount of the liability component of the convertible debt instrument was $5.5 million and $4.4 million, respectively. The fair value as of December 31, 2024 was $5.6 million.

On February 7, 2025, the Company received a conversion notice and subsequently issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

Private Placement Loan Notes

The Private Placement Loan Notes were issued in 2020 as part of a $70.0 million private placement transaction which also included the issuance of ordinary shares and warrants (see Note 12). When issued, the Private Placement Loan Notes were convertible at a fixed price of £0.174 per ordinary share, bore interest at a rate of 6% per annum and had a maturity date of June 3, 2023. As of January 1, 2023, Private Placement Loan Notes with an aggregate principal of $7.5 million were still outstanding, following conversions in prior years.

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

The Company recognized interest expense of $1.6 million in relation to the Private Placement Loan Notes in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. The effective interest rate applied to the liability portion of the Private Placement Loan Notes in 2023 after the amendments was 27.1% while the effective interest rate applied in 2023 prior to the amendments was 25.1%.

11. Warrant liability

	Warrant liabilities
	2024	2023
	($'000)	($'000)
At January 1	412	643
Changes in fair value during the year	419	(245)
Foreign exchange	(10)	14
At December 31	821	412

Warrant liability – private placement

As a part of a private placement transaction on June 3, 2020, the participating investors received conditional warrants entitling them to subscribe for an aggregate of 161,048,366 ordinary shares in the Company at an exercise price of £0.348 per warrant and were exercisable until June 2023 when they expired. The warrants were classified as liabilities as the Company did not have an unconditional right to avoid redeeming the instruments for cash. The change in the fair value of $0.5 million for the year ended December 31, 2023 was recognized as a gain in the consolidated statements of operations and comprehensive loss. In the year ended December 31, 2023 no warrants were exercised.

Warrant liability – bank loan

As of December 31, 2024, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. There were no warrants exercised during the years ended December 31, 2024 and 2023.

Total outstanding warrants

As of December 31, 2024 and 2023, a total of 2,487,816 warrants are outstanding. The warrants outstanding are equivalent to 0.3% of the issued ordinary share capital of the Company (2023: 0.4%).

The following table lists the weighted average inputs to the models used for the fair value of warrants:

	December 31,	December 31,
	2024	2023
Market value of ADSs ($)	$3.50	$2.31
Risk-free interest rate (%)	4.15%	3.36%
Expected life (years)	2.8	5.2
Expected volatility (%)	95%	1.03%
Expected dividends (%)	0.00%	0.00%

12. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Cost ($'000)
At December 31, 2022	624,928,519	2,478
Vesting of deferred RSUs	501,380	3
Issuance of shares	48,367,095	186
Conversion of convertible loan notes	27,420,095	108
At December 31, 2023	701,217,089	2,775
Exercise of share options	2,685,420	11
Vesting of RSUs	433,880	2
Vesting of PSUs	6,690,755	25
Issuance of shares	64,700,890	246
At December 31, 2024	775,728,034	3,059

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

In June 2024, the Company issued 12,531,300 ADSs representing 62,656,500 ordinary shares through an underwritten registered direct offering priced at $3.99 per ADS. The Company raised aggregate gross proceeds of $50.0 million, or $47.0 million after underwriting discounts of $3.0 million. The Company also incurred other issuance costs of $1.0 million related to the offering.

In November 2024, 408,878 ADSs representing 2,044,390 ordinary shares with a value of $1.8 million were issued in respect of an agreed milestone pursuant to the Amended AstraZeneca Agreements.

During the year ended December 31, 2024, 9,810,055 ordinary shares were issued to satisfy the exercise of employee share options and the vesting of RSUs and PSUs.

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

No revenues were recognized in respect of this agreement in the year ended December 31, 2024, however in the year ended December 31, 2023, the Company recognized milestone proceeds of $9 million as revenue under the license and collaboration agreement with Ultragenyx for setrusumab following achievement of a development milestone. The milestone payments constituted a change in transaction price for the Ultragenyx agreement, to which revenue was first recorded in the year ended December 31, 2021. Pursuant to the terms of the agreement, the Company is entitled to receive milestone payments from Ultragenyx upon achievement of certain development, regulatory and sales based milestones. The variable consideration relating to future milestones and sales royalties are recognized in the consolidated statements of operations and comprehensive loss when achievement of the milestones are probable or the underlying commercial sales are made, in the event regulatory approval is achieved.

As a consequence of the milestone received by the Company under the license and collaboration agreement with Ultragenyx, and in accordance with the terms of the 2015 asset purchase agreement with Novartis which requires payment of a percentage of the proceeds received, subject to certain deductions, the Company also recognized cost of revenue of $2.4 million in the year ended December 31, 2023.

ReproNovo Partnership

On December 13, 2023, the Company and ReproNovo SA. (“ReproNovo”) announced a global licensing agreement for the development and commercialization of leflutrozole. Under the terms of the global licensing agreement, ReproNovo received an exclusive worldwide license to develop and commercialize leflutrozole.

No revenues were recognized in respect of this agreement in the year ended December 31, 2024, however, the Company received an upfront payment of $1.0 million in December 2023. ReproNovo will be responsible for all future research, development and commercialization of leflutrozole. Additionally, the Company will be eligible to receive up to $64.3 million in future clinical, regulatory and commercial milestones, tiered royalties ranging from the low-to-mid-single digits on global annual net sales of leflutrozole, as well as a negotiated percentage of sublicensing revenues from certain sublicenses. A single performance obligation was identified in this agreement which is the promise to grant the license to develop and commercialize leflutrozole. As the upfront payment is fixed and non-refundable, and therefore does not represent variable consideration, the performance obligation is satisfied and revenue of $1.0 million was recognized at the point in time that ReproNovo gained the right to access the license. The additional potential future milestone and royalty payments represent variable consideration that will be recognized when the corresponding variable consideration is no longer constrained.

As a consequence of the milestone proceeds paid to the Company under the license and collaboration agreement with ReproNovo, and in accordance with the terms of the 2015 asset purchase agreement with Novartis, the Company is also obligated to pay a proportion of cash milestone payments received after deduction of costs, charges and expenditures. The Company therefore accrued for a payment to Novartis of $0.1 million as of December 31, 2023, which was subsequently paid. No revenues were recognized in respect of this agreement in the year ended December 31, 2024.

The revenue recognized by the Company in the year ended December 31, 2023 was attributable to its operations in the U.K.

14. Income taxes

The Company operates in the U.K. and in the U.S. and is subject to income taxes in those countries. The U.K corporation tax rate applied for 2024 was 25% (2023: 23.5%). The rate in 2023 resulted from applying the enacted statutory rate of 19% from January 1, 2023 through April 1, 2023, and 25% for the remainder of 2023. U.K. deferred tax assets and liabilities have been measured at the enacted rate of 25%. The U.S federal income tax rate is 21%. U.S. deferred tax assets and liabilities are calculated at the enacted rate of 21%.

The components of net loss before income tax are as follows:

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
United States	$4,268	$8,464
United Kingdom	38,985	21,534
Total	$43,253	$29,998

The components of income tax provision are as follows:

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
Current tax expense
United States – Federal and State	$—	$(2)
United Kingdom	—	534
Total current tax benefit	$—	$532

Deferred tax expense
United States	—	—
United Kingdom	—	—
Total deferred tax expense	$—	$—
Total income tax benefit	$—	$532

A reconciliation of the U.K. statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
	(%)	(%)
Income tax using U.K. statutory rate	25.0	23.5
Effect of rate change on opening tax balances	—	—
Effect of rate change on current and deferred taxes	—	—
Permanent differences	(3.0)	(5.4)
U.K. R&D tax credits	(4.2)	(1.9)
Changes in deferred tax valuation allowance	(17.3)	(15.7)
Foreign rate differential	(0.4)	(0.7)
Adjustments in respect of prior years	—	1.9
Other	—	0.2
Effective tax rate for loss	—	1.8

Components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
Deferred tax assets:
Operating losses carryforwards	$117,604	$110,604
Property and equipment	13	17
Intangible fixed assets	4,866	4,248
Temporary differences trading	65	(56)
Temporary differences non trading	10	7
Loan relationships	—	553
U.S. tax credits	79,031	79,024
Section 174 R&E	4,106	4,437
Share based compensation awards	9,310	7,487
Others	16	23
Gross deferred tax asset	215,021	206,344
Valuation allowance	$(215,021)	$(206,344)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Depreciation	$—	$(32)
Net deferred tax liabilities	$—	$(32)
Total deferred tax, net	$—	$32

Movements in deferred tax valuation allowance:

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
Valuation allowance at January 1	$(206,344)	$(197,243)
Change in tax rates	—	—
Increase in valuation allowance	(8,677)	(9,101)
Valuation allowance at December 31	$(215,021)	$(206,344)

Management has reviewed cumulative tax losses and projections of future taxable losses and determined that it is not more likely than not that they will be realized. Accordingly, valuation allowances have been provided over deferred tax assets.

As of December 31, 2024, the Company had (i) U.K. net operating loss carryforwards of $36.6 million that can be carried forward indefinitely; (ii) U.S. federal tax losses to be carried forward of $66.3 million, of which $19.5 million can be carried forward indefinitely and $46.8 million began to expire in 2025; (iii) U.S. federal R&D tax credits of $13.9 million that began to expire in 2025 and less than $0.1 million of state R&D tax credits that do not expire; and (iv) U.S. state tax losses to be carried forward of less than $0.1 million which begin to expire in 2027.

As of December 31, 2023 the Company had (i) U.K. net operating loss carryforwards of $30.6 million that can be carried forward indefinitely; (ii) U.S. federal tax losses to be carried forward of $66.2 million, of which $18.2 million can be carried forward indefinitely and $48.0 million that began to expire in 2024; (iii) U.S. federal R&D tax credits of $14.0 million that began to expire in 2024 and less than $0.1 million of state R&D tax credits that do not expire; and (iv) U.S. state tax losses to be carried forward of less than $0.1 million which begin to expire in 2027.

The Company files separate income tax returns in the U.K. and the U.S. All necessary income tax filings have been completed for all years up to and including December 31, 2023, and there are no ongoing tax examinations in any jurisdiction. As of December 31, 2024, the Company has an uncertain tax position of $2.9 million, representing 20% of historic R&D tax losses claimed for Alternative Minimum Tax (“AMT”) specific to the year ending December 31, 2022.

For Mereo BioPharma 5, Inc., with respect to accumulated tax losses carried forward prior to its acquisition by the Company, of $18.2 million, there is a change of control restriction which will limit the amount available in any one year to $0.3 million per year.

15. Share-based compensation

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

The 2019 EIP and 2019 NED EIP were adopted on April 4, 2019, and subsequently amended on February 3, 2020 and January 15, 2021. The 2019 EIP and 2019 NED EIP authorize the grant of a variety of types of share awards over the Company’s ADSs to executives and employees, and non-executives, respectively. The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 9.0 million as of December 31, 2024.

The charge for share based compensation arises solely in respect of awards made under these two active plans as follows:

	Year Ended December 31,
	2024	2023
	($'000)	($'000)
2019 EIP	5,898	4,064
2019 NED EIP	1,492	860
Total	7,390	4,924

As of December 31, 2024, the total unrecognized compensation cost related to outstanding share awards was $4.1 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

The majority of awards that were exercised in the years ended December 31, 2024 and 2023 were net share settled such that the Company withheld shares with a value equivalent to the exercise price. Shares delivered on exercise with a value sufficient to cover the employees’ obligation for the applicable income and other employment taxes were sold and the proceeds remitted to the appropriate taxing authorities.

Shares delivered in the settlement of employee Option exercises, and RSU and PSU vestings were satisfied through the issuance of new shares. However, prior to March 2024, the remaining shares held in the Employee Benefit Trust ("EBT") were used to satisfy the exercise of Options and vesting of RSUs to employees. The EBT was subsequently terminated during the year ended December 31, 2024. Shares delivered in settlement of deferred RSUs to non-executive directors following separation of service were satisfied by issuing new shares.

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

A summary of the Company’s Option activity and related information under the 2019 EIP for 2024 and 2023 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2022	6,857,861	2.15	1
Granted	4,874,300	1.03	—
Forfeited	(1,324,809)	1.42	—
Exercised	(60,519)	1.57	45
Expired	(751,672)	2.82	—
At December 31, 2023	9,595,161	1.63	8,122
Granted	2,502,269	3.36	—
Forfeited	(47,288)	2.01	—
Exercised	(774,119)	1.46	1,792
Expired	(5,000)	3.32	—
At December 31, 2024	11,271,023	2.02	15,758
Vested	5,720,248	1.89	8,943
Unvested	5,550,775	2.16	6,815

At January 1, 2024, 6,169,952 Options with a weighted average grant date fair value of $1.13 were unvested. The weighted average per share fair value of options vesting during the year ended December 31, 2024 was $1.20 (2023: $1.55).

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $2.61 (2023: $0.92).

At December 31, 2024, the weighted average contractual life of Options outstanding was 7.6 years (2023: 8.1 years) and for vested Options was 6.8 years (2023: 7.1 years).

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023
Market value of ADSs ($)	$3.36	$1.03
Risk-free interest rate (%)	4.02%	3.48%
Expected life (years)	6.25	10.00
Expected volatility (%)	90.82%	98.24%
Expected dividends (%)	0.00%	0.00%

The expected volatility assumption is calculated by reference to the historical volatility of an appropriate peer group of companies for a period equal to the expected term of the Option. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

Each RSU entitles the holder a conditional right to receive an ADS at no cost upon the completion of the applicable vesting period. RSUs granted under the EIP vest over three years with one-third of the awards vesting on the first anniversary of the grant date and the remainder vesting in four equal six-monthly installments thereafter. Upon vesting of the RSUs, the Company issues the requisite ADSs, a portion of which are sold to satisfy the resulting tax obligations, and the remaining ADSs are delivered to the holder. RSUs have a maximum contractual life of 3.0 years.

A summary of the Company’s RSU activity and related information under the 2019 EIP for 2024 and 2023 is as follows. All outstanding RSUs are expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2022	—	—	—
Granted	679,225	1.03
Forfeited	(190,000)	1.01
At December 31, 2023	489,225	1.03	1,130
Granted	204,914	3.36	—
Vested	(229,359)	1.03	830
Forfeited	(23,533)	1.36	—
At December 31, 2024	441,247	2.10	1,491

At December 31, 2024, the weighted average remaining vesting period of RSUs outstanding was 2.2 years (2023: 2.1 years). The total fair value of shares vested during the year ended December 31, 2024 was $0.9 million (2023: $nil).

Where presented, the aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs. The fair value of each RSU is calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Performance Based Restricted Stock Units (“PSUs”)

Each PSU entitles the holder a conditional right to receive an ADS at no cost upon satisfaction of four escalating ADS price performance targets over a two year performance period following the date of grant. A summary of the Company’s PSU activity and related information under the 2019 EIP for 2024 and 2023 is as follows.

	Number of PSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2022	—	—	—
Granted	1,543,150	0.61	—
Forfeited	(205,000)	0.61	—
At December 31, 2023	1,338,150	0.61	3,091
Vested	(1,338,150)	0.61	5,100
At December 31, 2024	—	—	—

These awards were valued using a Monte Carlo model with the following key inputs:

2023
Market value of ADSs ($)	1.01
Risk-free interest rate (%)	4.14%
Expected life (years)	1.03
Expected volatility (%)	105.56%
Expected dividends	—

The grant date fair value was recognized over the expected life using the straight-line attribution method. The total fair value of shares vested during the year ended December 31, 2024 was $0.8 million (2023: $nil).

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

Options permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant. Options issued under the 2019 NED EIP have a contractual term of 10 years and vest in equal monthly installments over one year. There are no performance conditions. A summary of the Company’s Option activity and related information under the 2019 NED EIP for 2024 and 2023 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2022	915,087	2.00	6
Granted	440,000	0.94	—
At December 31, 2023	1,355,087	1.66	1,166
Granted	360,000	3.87	—
Exercised	(173,000)	1.76	466
At December 31, 2024	1,542,087	2.16	2,123
Vested	1,482,087	2.09	2,123
Unvested	60,000	3.87	—

At January 1, 2024, 73,336 Options with a weighted average grant date fair value of $0.94 were unvested. The weighted average per share fair value of options vesting during the year ended December 31, 2024 was $2.44 (2023: $1.38).

The weighted average grant date fair value of options granted during the year ended December 31, 2024 was $2.83 (2023: $0.84).

At December 31, 2024, the weighted average contractual life of Options outstanding was 7.5 years (2023: 8.0 years) and for vested Options was 7.4 years (2023: 7.9 years).

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31,
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

Deferred Restricted Stock Units (“DRSUs”)

Non-executive directors may voluntarily elect to convert their annual cash fees for services on the board of directors and DRSUs were granted to NEDs who made such elections. The number of DRSUs granted is determined by dividing the amount of the annual cash compensation by the average closing trading price of the Company's ADSs over the most recent 30 trading days as of the date of grant. Each DRSU entitles the holder to receive an ADS at no cost upon the completion of the vesting period. DRSUs granted under the 2019 NED EIP vest in substantially equal monthly installments over the plan year. Delivery of ADSs underlying DRSUs will generally be 180 days following separation of service but have no specified contractual term.

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for 2024 and 2023 is as follows. At December 31, 2024 all DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)	Aggregate intrinsic value ($'000)
At December 31, 2022	348,044	1.11	261
Granted	482,214	0.94	—
Vested and delivered	(100,276)	1.02	—
At December 31, 2023	729,982	1.01	1,686
Granted	125,393	3.87	—
At December 31, 2024	855,375	1.43	2,891
Vested	834,472	1.37	2,821
Unvested	20,903	3.87	71

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

All awards made under these plans became fully vested, with all compensation cost fully recognized before December 31, 2021. A summary of the awards still outstanding under these plans is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2022	1,683,555	9.63	—
Expired	(111,197)	15.94	—
At December 31, 2023	1,572,358	9.22	—
Expired	(152,491)	8.78	—
At December 31, 2024	1,419,867	9.24	—

At December 31, 2024, the weighted average contractual life of options outstanding and vested was 0.8 years (2023: 1.8 years).

16. Loss per share

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

	Year Ended December 31,
	2024	2023
	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(43,253)	$(29,466)
Net loss per share - basic and diluted	$(0.06)	$(0.04)
Weighted-average number of shares used in computing net loss per share - basic and diluted	739,624,264	659,453,921

For the years ended December 31, 2024 and 2023, share-based compensation awards, convertible loan notes, warrant liabilities and warrants classified in equity were anti-dilutive as they would have decreased the loss per share and were excluded from the calculation of diluted loss per share. Therefore, the weighted average shares outstanding used to calculate both the basic and diluted loss per share was the same.

	Year Ended December 31,
	2024	2023
Share-based compensation awards	77,647,995	75,399,815
Convertible loan notes	16,966,052	15,657,825
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	5,001,313	5,001,313

17. Commitments and contingencies

Indemnification agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with the Articles of Association in force on December 31, 2024, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has directors and officers insurance that may enable it to recover a portion of any amounts paid for future potential claims.

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

License agreement with AstraZeneca

In October 2017, the Company entered into an exclusive license and option agreement (“the AstraZeneca License Agreement”) and subscription deed (the “AstraZeneca Subscription Deed”), together (the “Original Agreements”) with AstraZeneca. Each of these were amended on November 8, 2024, when the Company entered into an amendment and restatement agreement related to the AstraZeneca License Agreement (the “Amended AstraZeneca License Agreement”) and a Deed of Amendment and Restatement related to the AstraZeneca Subscription Deed (the “Amended AstraZeneca Subscription Deed”) together (the “Amended AstraZeneca Agreements”).

Under the terms of the Original Agreements, the Company obtained from AstraZeneca an exclusive worldwide, sub-licensable license under AstraZeneca’s intellectual property rights relating to alvelestat, with an option to acquire such intellectual property rights following commencement of a pivotal trial and payment of related milestone payments, together with the acquisition of certain related assets. Upon entering into the Original Agreements, the Company made a payment of $3.0 million and issued 490,798 ordinary shares (equivalent to 98,159 ADSs) to AstraZeneca, for an aggregate upfront payment equal to $5.0 million. Upon execution of the Amended AstraZeneca License Agreement, the Company issued 2,044,390 ordinary shares and paid $0.5 million to AstraZeneca in respect of an agreed milestone.

Under the terms of the Amended AstraZeneca Agreements, the Company has agreed, in connection with certain further development and regulatory milestones, to make potential future payments both in cash and through the issue of a variable number of additional ADSs to AstraZeneca of up to $114.3 million in the aggregate for products included in the Amended AstraZeneca License Agreement. The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of our ADSs. In addition, the Company has agreed to make payments to AstraZeneca based on specified commercial milestones of the product. The Company has also agreed to pay a specified percentage of sub-licensing revenue to AstraZeneca and to make royalty payments to AstraZeneca equal to ascending specified percentages of tiered annual worldwide net sales by the Company of licensed products (subject to certain reductions), ranging from the high single digits to low double digits. Royalties will be payable on a licensed-product-by-licensed-product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry. The Company has agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

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

Research and development activities

The Company enters into contracts in the normal course of business with CROs, CMOs and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $0.5 million as of December 31, 2024 (2023: $4.2 million).

Manufacturing and supply agreement with Ultragenyx

In December 2024, the Company entered into a manufacturing and supply agreement with Ultragenyx under which Ultragenyx is responsible for the manufacture and supply of setrusumab to the Company in its territories. The Company is also required to reimburse Ultragenyx for a portion of the manufacturing process development costs as well as future commercial supply costs.

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of December 31, 2024 and 2023.

18. Related party disclosures

In the years ended December 31, 2024 and 2023, there were no reportable related party transactions.

19. Segment information

The Company has one operating segment focused on the business of developing rare disease therapies. The accounting policies of the single operating segment are described in Note 2. The chief operating decision maker, its Chief Executive Officer, assesses performance for the entity and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses consolidated net loss and budget-to-actual variances for consolidated net loss to assess the performance of the operating segment.

The following table presents certain financial data for the Company’s reportable segment, including significant segment expenses regularly provided to the chief operating decision maker to assess performance of the Company.

	December 31,	December 31,
	2024	2023
	($'000)	($'000)

Revenue	$—	$10,000
Cost of revenue	—	(2,574)
Research and development expenses
Setrusumab (BPS-804/UX143)	(5,784)	(3,157)
Alvelestat (MPH-966)	(12,918)	(6,730)
Etigilimab (MPH-313)	(1,768)	(7,263)
Leflutrozole (BGS-649)	(74)	(114)
Acumapimod (BCT-197)	(64)	(28)
Other	(322)	(126)
General and administrative expenses	(26,434)	(18,424)
Other segment expenses	4,111	(1,582)
Net loss before income tax	$(43,253)	$(29,998)

Other segment expenses consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction loss/(gain), other expenses, net, and benefit from research and development tax credit. These are disclosed in the consolidated statements of operations and comprehensive loss.

20. Subsequent events

On February 7, 2025, the Company received a conversion notice and subsequently issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

In addition, on February 7, 2025, Novartis exercised 1,449,610 warrants (equivalent to 289,922 ADSs) and upon receipt of $0.5 million in satisfaction of the subscription price of £0.265 per ordinary share, the Company issued and allotted the shares.