Form 10-Q
period 2025-03-31
Mereo BioPharma Group plc
filed 2025-05-13
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 12, 2025 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 795,001,444.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors of our most recent Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025 (the "2024 Annual Report"). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$62,483	$69,802
Prepaid expenses and other current assets	2,519	2,175
Research and development incentives receivables	1,897	2,786
Total current assets	66,899	74,763
Property and equipment, net	247	257
Operating lease right-of-use assets, net	622	727
Intangible assets, net	554	643
Total assets	$68,322	$76,390

Liabilities
Current liabilities:
Accounts payable	$2,924	$2,440
Accrued expenses	2,932	4,071
Convertible loan notes – current	—	5,535
Operating lease liabilities – current	747	707
Other current liabilities	894	1,095
Total current liabilities	7,497	13,848
Warrant liabilities – non-current	419	821
Operating lease liabilities – non-current	—	187
Other non-current liabilities	325	565
Total liabilities	$8,241	$15,421
Commitments and contingencies (Note 15)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 795,001,444 shares issued at March 31, 2025 (December 31, 2024: 775,728,034).	$3,132	$3,059
Additional paid-in capital	544,266	539,642
Accumulated deficit	(472,027)	(462,883)
Accumulated other comprehensive loss	(15,290)	(18,849)
Total shareholders’ equity	60,081	60,969
Total liabilities and shareholders’ equity	$68,322	$76,390

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$(3,930)	$(3,994)
General and administrative	(7,272)	(5,906)
Loss from operations	(11,202)	(9,900)
Other income/(expenses)
Interest income	659	617
Interest expense	(180)	(310)
Changes in the fair value of warrants	416	(448)
Foreign currency transaction (loss)/gain, net	(2,765)	613
Benefit from research and development tax credit	185	477
Net loss before income tax	(12,887)	(8,951)
Income tax benefit	—	—
Net loss	$(12,887)	$(8,951)

Loss per share – basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding – basic and diluted	784,279,387	700,263,490

Net loss	$(12,887)	$(8,951)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	3,559	(798)
Total comprehensive loss	$(9,328)	$(9,749)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(12,887)	$(8,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,278	2,050
Depreciation	38	41
Amortization of intangible assets	106	108
Amortization of operating lease right-of-use assets	126	126
Change in fair value of warrants	(416)	448
Non-cash interest expense	175	306
Foreign currency transaction loss/(gain)	2,765	(613)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(268)	1,939
Research and development incentives receivable	952	(477)
Accounts payable	362	127
Accrued expenses and other liabilities	(1,390)	(2,939)
Operating lease liabilities	(170)	(156)
Net cash used in operating activities	(8,329)	(7,991)

Cash flows from investing activities
Purchase of intangible assets	(300)	(700)
Purchase of property and equipment	(20)	—
Net cash used in investing activities	(320)	(700)

Cash flows from financing activities
Proceeds from exercise of warrants	487	—
Transaction costs on issuance of ordinary shares	(65)	—
Net cash provided by financing activities	422	—

Decrease in cash and cash equivalents	(8,227)	(8,691)
Cash and cash equivalents at January 1,	69,802	57,421
Effect of exchange rate changes	908	(70)
Cash and cash equivalents at March 31,	$62,483	$48,660

Supplemental disclosure
Cash paid for interest	7	4

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Treasury shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Cost	Shares	Cost	capital	(loss)/income	deficit	equity
Balance, December 31, 2024	775,728,034	$3,059	—	$—	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	—	—	(12,887)	(12,887)
Foreign currency translation adjustments	—	—	—	—	—	3,559	—	3,559
Share-based compensation	—	—	—	—	2,278	—	—	2,278
Delivery of shares on vesting of restricted stock units	718,350	3	—	—	(3)	—	—	—
Transaction costs on issuance of shares		—	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	—	—	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	—	—	481	—	—	487
Transfer between reserves	—	—	—	—	(3,743)	—	3,743	—
Balance, March 31, 2025	795,001,444	$3,132	—	—	$544,266	$(15,290)	$(472,027)	$60,081

Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss	—	—	—	—	—	—	(8,951)	(8,951)
Foreign currency translation adjustments	—	—	—	—	—	(798)	—	(798)
Share-based compensation	—	—	—	—	2,050	—	—	2,050
Exercise of share options	132,345	—	(210,485)	280	(280)	—	—	—
Delivery of shares on vesting of restricted stock units	—	—	(712,915)	950	(950)	—	—	—
Balance, March 31, 2024	701,349,434	$2,775	—	$—	$486,927	$(18,283)	$(428,581)	$42,838

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements of the Company and its subsidiaries and other financial information included in this quarterly report on Form 10-Q ("Quarterly Report") are unaudited, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025 (the “2024 Annual Report”). The condensed consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements included in the 2024 Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The interim results are not necessarily indicative of results to be expected for the full year.

Going concern

The Company has prepared its condensed consolidated financial statements on the basis that it will continue as a going concern. The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of delays in initiating or continuing research programs and clinical trials, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, if approved, dependence on key personnel and collaboration partners, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including pre-clinical and clinical testing and regulatory approval prior to commercialization. Even if the Company’s research and development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $472.0 million as of March 31, 2025. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or oncology product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of March 31, 2025, the Company had cash and cash equivalents of $62.5 million. The Company expects that its cash and cash equivalents as of March 31, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. There are no estimates and assumptions made in the consolidated financial statements that are considered to be critical. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

3. Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance other than those previously included in the 2024 Annual Report that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods that were discussed in its 2024 Annual Report.

4. Fair value measurement

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, certain accrued expenses, contingent consideration, warrant liabilities and the liability component of the convertible loan notes and other financing arrangements. Cash, cash equivalents, accounts payable and accrued expenses are initially recorded and subsequently measured at cost, which is considered to approximate their fair value due to the short-term nature of such financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	419	—	419	—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	821	—	821	—

There were no transfers of instruments between any levels of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

Warrant liabilities

At March 31, 2025 and December 31, 2024, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 11.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
	($'000)	($'000)
VAT receivable	$501	$464
Prepaid research and development expenses	260	201
Security deposits	380	378
Prepaid insurance premiums	527	1,003
Prepaid general and administrative expenses	851	129
Total	$2,519	$2,175

6. Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024
	($'000)	($'000)
Leasehold improvements	$735	$712
Office equipment	203	196
IT equipment	325	298
Property and equipment, at cost	1,263	1,206
Less: accumulated depreciation	(1,016)	(949)
Property and equipment, net	$247	$257

Depreciation expense was less than $0.1 million for both the three months ended March 31, 2025 and 2024.

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

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million for both the three months ended March 31, 2025 and 2024. There were no material variable lease costs.

	As of March 31,
	2025	2024
Operating leases
Weighted-average remaining contractual lease term (years)	1.20	2.20
Weighted average discount rate	10.0%	10.0%

	Three Months Ended March 31,
	2025	2024
	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$192	$194

The following table summarizes the maturities of the Company’s operating lease liabilities as of March 31, 2025:

As of March 31, 2025
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2025	$593
2026	197
Total undiscounted payments	790
Less: Present value discount	(43)
Lease liability	$747
Lease liability – current	$747
Lease liability – non-current	$—

8. Other current liabilities

Other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	($'000)	($'000)
Social security and other taxes	$285	$503
Deferred consideration liability	267	296
Equity issuance costs payable	237	235
Other current liabilities	105	61
Total	$894	$1,095

9. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
	($'000)	($'000)
Accrued research and development costs	$1,449	$948
Accrued legal fees	274	181
Accrued bonus	616	2,001
Accrued audit fees	257	388
Accrued professional fees	108	158
Accrued local taxes	85	267
Other accrued expenses	143	128
Total	$2,932	$4,071

10. Convertible loan notes and equity classified warrants

Novartis Loan Note

On February 10, 2020, the Company entered into a convertible equity financing with Novartis Pharma (AG) (“Novartis”), which it amended in February 2023 to extend the maturity date and increase the interest rate, under which Novartis purchased a £3.8 million ($5.0 million) convertible loan note (the “Novartis Loan Note”). Following the 2023 amendment, the Novartis Loan Note was convertible at the discretion of the holder, at a fixed price of £0.265 per ordinary share and bore interest at 9% per annum with a maturity date of February 10, 2025.

In addition, the Company also issued warrants over 1,449,610 ordinary shares to Novartis which were exercisable until February 2025 at an exercise price of £0.265 per ordinary share (the "2020 Novartis Warrants"). In connection with the amendments to the Novartis Loan Note, in February 2023 the Company issued warrants over a further 2,000,000 ordinary shares (the "2023 Novartis Warrants"). The 2023 Novartis Warrants are exercisable until February 2028 at an exercise price of £0.265 per ordinary share. Both tranches of warrants were recognized separately as equity instruments.

On February 7, 2025, the Company received a conversion notice and subsequently issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

As of December 31, 2024, the net carrying amount of the liability component of the convertible debt instrument was $5.5 million. On conversion, the Company derecognized the carrying value of the Novartis Loan Note of $5.7 million and recognized the issuance of the shares at their par value within ordinary share capital and the excess amount of the conversion price over the par value within additional paid-in capital. In addition, the amount that represented the value of the conversion features of the Novartis Loan Note presented in additional paid-in capital at inception of $3.4 million was transferred to accumulated deficit upon conversion.

The Company recognized interest expense of $0.2 million and $0.3 million in relation to the Novartis Loan Note for the three months ended March 31, 2025, and 2024, respectively. The effective interest rate applied to the liability portion of the Novartis Loan Note in both the three months ended March 31, 2025 and 2024 was 27.8%.

In addition, on February 7, 2025, Novartis exercised the 2020 Novartis Warrants and the Company subsequently issued and allotted 1,449,610 ordinary shares (equivalent to 289,922 ADSs) upon receipt of $0.5 million in satisfaction of the subscription price of £0.265 per ordinary share. Additional paid-in capital of $0.3 million, representing the surplus of previously recognized amounts exceeding the par value of ordinary shares, was transferred to accumulated deficit.

11. Warrant liability

	Warrant liabilities
	2025	2024
	($'000)	($'000)
At January 1	$821	$412
Changes in fair value during the period	(416)	448
Foreign exchange	14	(5)
At March 31	$419	$855

As of March 31, 2025, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% of the issued ordinary share capital of the Company as of March 31, 2025 and 0.4% as of December 31, 2024. There were no warrants exercised during either the three months ended March 31, 2025 or 2024.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31,	December 31,
	2025	2024
Market value of ADSs ($)	$2.25	$3.50
Risk-free interest rate (%)	4.15%	4.15%
Expected life (years)	2.5	2.8
Expected volatility (%)	96.52%	95.00%
Expected dividends (%)	0.00%	0.00%

12. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Cost ($'000)
At January 1, 2024	701,217,089	$2,775
Exercise of share options	132,345	—
At March 31, 2024	701,349,434	$2,775

At December 31, 2024	775,728,034	$3,059
Vesting of RSUs	718,350	3
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At March 31, 2025	795,001,444	$3,132

In February 2025, the Company issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

In February 2025, the Company issued and allotted 1,449,610 ordinary shares (equivalent to 289,922 ADSs) upon exercise of the 2020 Novartis Warrants.

During the three months ended March 31, 2025, 718,350 ordinary shares were issued due to the vesting of RSUs.

13. Share based compensation

The Company currently grants equity awards under the Mereo 2019 Equity Incentive Plan (the “2019 EIP”) and the 2019 Non-Employee Equity Incentive Plan (the “2019 NED EIP”). There are also still outstanding awards under two previous plans, the Mereo BioPharma Group Limited Share Option Plan and the Mereo Share Option Plan (together the “Previous Share Option Plans”), however no further grants are envisioned.

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 9.0 million as of March 31, 2025.

The expense for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Three Months Ended March 31,
	2025	2024
	($'000)	($'000)
2019 EIP	$1,654	$1,459
2019 NED EIP	624	591
Total	$2,278	$2,050

As of March 31, 2025, the total unrecognized compensation cost related to outstanding share awards was $9.8 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Market Value Options (“Options”)

A summary of the Company’s Option activity and related information under the 2019 EIP for the three months ended March 31, 2025 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	$11,271,023	$2.02	$15,578
Granted	2,333,100	2.91	—
Forfeited	$(1,465)	$4.06	$—
At March 31, 2025	13,602,658	$2.17	$6,960
Vested	$6,924,589	$2.00	$4,099

The weighted average fair value per share of Options vesting during the three months ended March 31, 2025 and 2024 was $2.17 and $1.43, respectively.

The weighted average contractual life of Options outstanding as of March 31, 2025 and December 31, 2024 was 7.8 years and 7.6 years, respectively. The weighted average contractual life for vested Options was both 6.8 years as of March 31, 2025 and December 31, 2024.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate (%)	4.49%	4.01%
Expected life (years)	6.25	6.25
Expected volatility (%)	104.31%	90.80%
Expected dividends (%)	0.00%	0.00%

The expected volatility assumption is calculated by reference to the historical volatility of the Company's ADSs for the three months ended March 31, 2025 and an appropriate peer group of companies for the three months ended March 31, 2024. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information under the 2019 EIP is as follows; all outstanding RSUs are expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	441,247	$2.10
Granted	265,080	2.91
Vested	(143,670)	2.12
At March 31, 2025	562,657	$2.48

At March 31, 2025, the weighted average remaining period of RSUs outstanding was 2.5 years.

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

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

A summary of the Company’s Option activity and related information under the 2019 NED EIP for the three months ended March 31, 2025 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	1,542,087	$2.16	$2,123
Granted	440,000	3.16	—
At March 31, 2025	1,982,087	$2.38	$978
Vested	1,578,759	2.38	978

The weighted average fair value per share of Options vesting during the three months ended March 31, 2025 and 2024 was $2.44 and $1.42, respectively.

The weighted average contractual life of Options outstanding as of March 31, 2025 and December 31, 2024 was 7.3 years and 7.5 years, respectively. The weighted average contractual life for vested Options as of March 31, 2025 and December 31, 2024 was 7.8 years and 7.4 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate (%)	4.25%	4.08%
Expected life (years)	5.25	5.25
Expected volatility (%)	104.39%	90.67%
Expected dividends (%)	0.00%	0.00%

The expected volatility assumption is calculated by reference to the historical volatility of the Company's ADSs for the three months ended March 31, 2025 and an appropriate peer group of companies for the three months ended March 31, 2024. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for the three months ended March 31, 2025 is as follows; all outstanding DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	855,375	$1.43
Granted	124,233	3.16
At March 31, 2025	979,608	$1.65
Vested	872,655	1.48

Where presented, the aggregate intrinsic value is calculated as the quoted market price of the Company’s ADSs. The fair value of each DRSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Previous Share Option Plans

Mereo previously granted Options to employees under the Previous Share Options Plans. No awards have been granted under either of these plans following the introduction of the 2019 EIP and the 2019 NED EIP, no further awards are envisioned.

As of March 31, 2025 and December 31, 2024, options over 1,419,867 ADSs were outstanding and fully vested with a weighted average exercise price per option of $9.24 and aggregate intrinsic value of $0.

The weighted average contractual life of Options outstanding and vested at March 31, 2025 and December 31, 2024 was 0.5 years and 0.8 years, respectively.

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

	Three Months Ended March 31,
	2025	2024
	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(12,887)	$(8,951)
Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted-average number of shares used in computing net loss per share - basic and diluted	784,279,387	700,263,490

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect for the three months ended March 31, 2025 and 2024 would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

	Three Months Ended March 31,
	2025	2024
Share-based compensation awards	92,734,385	88,532,810
Convertible loan notes	-	15,983,094
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	3,551,699	5,001,313

15. Commitments and contingencies

Indemnification agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with the Articles of Association in force on March 31, 2025, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

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

Under the terms of the Original Agreements, the Company obtained from AstraZeneca an exclusive worldwide, sub-licensable license under AstraZeneca’s intellectual property rights relating to alvelestat, with an option to acquire such intellectual property rights following commencement of a pivotal trial and payment of related milestone payments, together with the acquisition of certain related assets. Upon entering into the Original Agreements, the Company made a payment of $3.0 million and issued 490,798 ordinary shares (equivalent to 98,159 ADSs) to AstraZeneca, for an aggregate upfront payment equal to $5.0 million. Upon execution of the Amended AstraZeneca License Agreement, the Company issued 2,044,392 ordinary shares and paid $0.5 million to AstraZeneca in respect of an agreed milestone.

Under the terms of the Amended AstraZeneca Agreements, the Company has agreed, in connection with certain further development and regulatory milestones, to make potential future payments both in cash and through the issue of a variable number of additional ADSs to AstraZeneca of up to $114.3 million in the aggregate for products included in the Amended AstraZeneca License Agreement.

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of March 31, 2025.

In addition to the development and regulatory milestones, the Company has agreed to make payments to AstraZeneca based on specified commercial milestones of the product. The Company has also agreed to pay a specified percentage of sub-licensing revenue to AstraZeneca and to make royalty payments to AstraZeneca equal to ascending specified percentages of tiered annual worldwide net sales by the Company of licensed products (subject to certain reductions), ranging from the high single digits to low double digits. Royalties will be payable on a licensed-product-by-licensed-product and country-by-country basis until the later of ten years after the first commercial sale of such licensed product in such country and expiration of the last patent covering such licensed product in such country that would be sufficient to prevent generic entry. The Company has agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $0.3 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively.

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

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of March 31, 2025 and December 31, 2024.

16. Related party disclosures

In the three months ended March 31, 2025 and 2024, there were no reportable related party transactions.

17. Segment information

The Company has one operating segment focused on the business of developing rare disease therapies. The chief operating decision maker, its Chief Executive Officer, assesses performance for the entity and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The chief operating decision maker uses consolidated net loss and budget-to-actual variances for consolidated net loss to assess the performance of the operating segment.

The following table presents certain financial data for the Company’s reportable segment, including significant segment expenses regularly provided to the chief operating decision maker to assess performance of the Company.

	Three Months Ended March 31,
	2025	2024
	($'000)	($'000)
Research and development expenses
Setrusumab (BPS-804/UX143)	$(2,244)	$(909)
Alvelestat (MPH-966)	(1,365)	(2,613)
Etigilimab (MPH-313)	(207)	(350)
Other	(114)	(122)
General and administrative expenses	(7,272)	(5,906)
Other segment items	(1,685)	949
Net loss before income tax	$(12,887)	$(8,951)

Other segment items consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction loss/(gain), and benefit from research and development tax credit. These are disclosed in the condensed consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our 2024 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2024 Annual Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our two rare disease product candidates are setrusumab for the treatment of OI and alvelestat for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD). Setrusumab has received orphan designation for OI from the European Commission ("EC") and the U.S. Food and Drug Administration ("FDA"), PRIME designation from the European Medicines Agency ("EMA") and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA.

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

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table sets forth Mereo’s results of operations for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024	Change
	($'000)	($'000)	($'000)
Operating expenses:
Research and development	(3,930)	(3,994)	64
General and administrative	(7,272)	(5,906)	(1,366)
Loss from operations	(11,202)	(9,900)	(1,302)
Other income/(expenses)
Interest income	659	617	42
Interest expense	(180)	(310)	(130)
Changes in the fair value of warrants	416	(448)	864
Foreign currency transaction (loss)/gain, net	(2,765)	613	(3,378)
Benefit from research and development tax credit	185	477	(292)
Net loss before income tax	(12,887)	(8,951)	(4,196)
Income tax benefit	-	-	-
Net loss	(12,887)	(8,951)	(4,196)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	3,559	(798)	4,357
Total comprehensive loss	(9,328)	(9,749)	161

Research and development (“R&D”) expenses

The following table sets forth our R&D expenses by product development program for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	2,244	909	1,335
Alvelestat (MPH-966)	1,365	2,613	(1,248)
Etigilimab (MPH-313)	207	350	(143)
Other	114	122	(8)
Total R&D expenses	3,930	3,994	(64)

Total R&D expenses decreased by $0.1 million, from $4.0 million in the three months ended March 31, 2024 to $3.9 million in the three months ended March 31, 2025.

The decrease was primarily due to decreases of $1.2 million and $0.1 million in R&D expenses for alvelestat and etigilimab, offset by an increase of $1.3 million in R&D expenses for setrusumab.

The decrease in program expenses for alvelestat was primarily due to undertaking reduced drug formulation and manufacturing activities in preparation for the Phase 3 study in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in program expenses for setrusumab was primarily driven by amounts due under the manufacturing and supply agreement with our partner, Ultragenyx, ongoing activities related to real-world evidence programs and medical affairs activities in Europe and input into development, regulatory and manufacturing plans with Ultragenyx, who fund the global development of the program pursuant to our license and collaboration agreement.

General and administrative expenses

General and administrative expenses increased by $1.4 million, from $5.9 million in the three months ended March 31, 2024 to $7.3 million in the three months ended March 31, 2025. The increase was primarily due to the recognition of a $1.7 million reduction in expenses in the three months ended March 31, 2024 for amounts received from our depository to reimburse certain expenses incurred by us in respect of our ADR program, partially offset by a net decrease in employee-related expenses and professional fees. A reimbursement in respect of our ADR program is anticipated in 2025.

Interest income and expense

Interest income increased by less than $0.1 million, from $0.6 million in the three months ended March 31, 2024 to $0.7 million in the three months ended March 31, 2025, principally due to a higher cash and cash equivalents balance as a result of receiving the net proceeds of $46.2 million from the underwritten registered direct offering in June 2024, offset by lower interest rates earned.

Interest expense decreased by $0.1 million, from $0.3 million in the three months ended March 31, 2024 to $0.2 million in the three months ended March 31, 2025. The decrease was principally due to the conversion of convertible loan notes in February 2025.

Changes in the fair value of warrants

The total change in fair value of warrants for the three months ended March 31, 2025 was an unrealized gain of $0.4 million, compared to an unrealized loss of $0.4 million in the three months ended March 31, 2024. The unrealized gain in the three months ended March 31, 2025 was primarily due to the impact of a decrease in the price of the Company’s ADSs on the value of the warrant liabilities, whereas in the three months ended March 31, 2024, the unrealized loss was primarily due to an increase in the ADS price in the period.

Foreign currency transaction (loss)/gain

The net foreign exchange loss for the three months ended March 31, 2025 was $2.8 million, compared to a gain of $0.6 million for the three months ended March 31, 2024. This change primarily reflects (i) the impact of a weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended March 31, 2025, compared to a strengthening of U.S. dollars in the three months ended March 31, 2024, and (ii) higher U.S. dollar balances following the underwritten registered direct offering in June 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $0.3 million, from $0.5 million in the three months ended March 31, 2024 to $0.2 million in the three months ended March 31, 2025. This decrease reflects a combination of a lower level of qualifying expenditure in the three months ended March 31, 2025 and a reduction in the proportion of qualifying expenditure that can be reclaimed under the scheme rules. The income tax benefit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended March 31, 2025 was a gain of $3.6 million, compared to a loss of $0.8 million in the three months ended March 31, 2024. This change primarily reflects the impact of a greater weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended March 31, 2025, compared to a lesser weakening of U.S. dollars in the three months ended March 31, 2024.

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

Contractual Obligations

As further described in our 2024 Annual Report, under “Item 1. Business—Material Agreements—Novartis Agreements” (as updated in Note 16 to the condensed consolidated financial statements included in this Quarterly Report) and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, we have agreed to make milestone payments and pay royalties on potential future commercial sales. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including Ultragenyx for the manufacture of setrusumab as described in our 2024 Annual Report in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab”, to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $0.3 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively.

Cash Flows

Comparison of the three months ended March 31, 2025 and 2024

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	($'000)	($'000)
Net cash used in operating activities	(8,329)	(7,991)
Net cash used in investing activities	(320)	(700)
Net cash provided by financing activities	422	—
Effect of exchange rate changes	908	(70)
Decrease in cash and cash equivalents	(7,319)	(8,761)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $8.3 million, an increase of $0.3 million from $8.0 million in the three months ended March 31, 2024. This increase is primarily due to receipt of $1.7 million from our depository to reimburse certain expenses incurred by us in respect of our ADR program and receipt of $2.0 million from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years in the three months ended March 31, 2024 with no similar amounts recognized in the three months ended March 31, 2025. These increases were partially offset by approximately $2.3 million in lower cash operating expenses and receipt of $1.1 million in R&D tax credits in the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million, a decrease of $0.4 million from $0.7 million in the three months ended March 31, 2024. The decrease is principally due to lower payments to acquire intangible assets in the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.4 million, compared to net cash provided by financing activities of less than $0.1 million in the three months ended March 31, 2024. The increase principally represents the $0.5 million received upon exercise of the 2020 Novartis Warrants.

Operating and Capital Expenditure Requirements

As of March 31, 2025, we had an accumulated deficit of $472.0 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product we develop.

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
•
add further clinical, scientific, operational, financial, legal and management information systems, and personnel, including personnel to support our development, potential commercialization and to support our operations as a U.S. public company listed on Nasdaq; or
•
experience any delays or encounter any issues from any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges.

We expect that our existing cash and cash equivalents will enable us to fund our currently committed clinical trials, operating expenses and capital expenditure requirements into 2027. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the costs for our activities related to our ongoing collaboration with Ultragenyx for setrusumab for the treatment of children and adults with OI, including the costs for our preparation for the potential commercialization of setrusumab, if approved, in Europe and the U.K; and potential future costs for the alvelestat program in AATD;
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
•
milestone payments under the Amended AstraZeneca Agreements; and
•
tax liabilities or other assessments and our ability to claim R&D tax credits or other reliefs.

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our unaudited condensed consolidated financial statements. We believe that there are no estimates and assumptions made in our unaudited condensed consolidated financial statements that rise to this level. Our significant accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting

Estimates” in our 2024 Annual Report, which was filed with the SEC on March 26, 2025. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our 2024 Annual Report.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2025.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2025.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act) occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2025, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 13, 2025.

MEREO BIOPHARMA GROUP PLC

Date: May 13, 2025	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: May 13, 2025	/s/ Christine Fox
Christine Fox
Chief Financial Officer