Form 10-Q
period 2025-06-30
Mereo BioPharma Group plc
filed 2025-08-12
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 795,484,404.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$56,125	$69,802
Prepaid expenses and other current assets	2,545	2,175
Research and development incentives receivables	2,751	2,786
Total current assets	61,421	74,763
Property and equipment, net	218	257
Operating lease right-of-use assets, net	522	727
Intangible assets, net	470	643
Total assets	$62,631	$76,390

Liabilities
Current liabilities:
Accounts payable	$1,138	$2,440
Accrued expenses	5,041	4,071
Convertible loan notes – current	—	5,535
Operating lease liabilities – current	601	707
Other current liabilities	777	1,095
Total current liabilities	7,557	13,848
Warrant liabilities – non-current	545	821
Operating lease liabilities – non-current	—	187
Other non-current liabilities	352	565
Total liabilities	$8,454	$15,421
Commitments and contingencies (Note 16)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 795,001,444 shares issued at June 30, 2025 (December 31, 2024: 775,728,034)	$3,132	$3,059
Additional paid-in capital	546,331	539,642
Accumulated deficit	(486,643)	(462,883)
Accumulated other comprehensive loss	(8,643)	(18,849)
Total shareholders’ equity	54,177	60,969
Total liabilities and shareholders’ equity	$62,631	$76,390

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$500	$—	$500	$—
Operating expenses
Cost of revenue	(132)	—	(132)	—
Research and development	(5,373)	(4,946)	(9,303)	(8,939)
General and administrative	(5,494)	(7,868)	(12,766)	(13,777)
Loss from operations	(10,499)	(12,814)	(21,701)	(22,716)
Other income/(expenses)
Interest income	589	559	1,248	1,175
Interest expense	(24)	(331)	(204)	(641)
Changes in the fair value of warrants	(101)	(69)	315	(517)
Foreign currency transaction (loss)/gain, net	(5,326)	31	(8,091)	644
Benefit from research and development tax credit	745	369	930	847
Net loss before income tax	(14,616)	(12,255)	(27,503)	(21,208)
Income tax benefit	—	—	—	—
Net loss	$(14,616)	$(12,255)	$(27,503)	$(21,208)

Loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Weighted average shares outstanding – basic and diluted	799,435,329	711,770,804	794,022,295	706,407,371

Net loss	$(14,616)	$(12,255)	$(27,503)	$(21,208)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	6,647	5	10,206	(793)
Total comprehensive loss	$(7,969)	$(12,250)	$(17,297)	$(22,001)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(27,503)	$(21,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,343	4,138
Depreciation	82	64
Amortization of intangible assets	224	216
Amortization of operating lease right-of-use assets	262	252
Change in fair value of warrants	(315)	517
Non-cash interest expense	193	615
Foreign currency transaction loss/(gain)	8,091	(644)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(155)	644
Research and development incentives receivable	208	(847)
Accounts payable	(1,589)	368
Accrued expenses and other liabilities	540	306
Operating lease liabilities	(361)	(316)
Net cash used in operating activities	(15,980)	(15,895)

Cash flows from investing activities
Purchase of intangible assets	(300)	(699)
Purchase of property and equipment	(20)	—
Net cash used in investing activities	(320)	(699)

Cash flows from financing activities
Proceeds from exercise of warrants	487	—
Proceeds from issuance of ordinary shares	—	47,000
Transaction costs on issuance of ordinary shares	(199)	(219)
Net cash provided by financing activities	288	46,781

(Decrease)/increase in cash and cash equivalents	(16,012)	30,187
Cash and cash equivalents at January 1,	69,802	57,421
Effect of exchange rate changes	2,335	(177)
Cash and cash equivalents at June 30,	$56,125	$87,431

Supplemental disclosure
Cash paid for interest	14	10
Supplemental disclosure of non-cash investing and financing activities
Issuance of ordinary shares - transaction costs not yet paid	—	804

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Treasury shares		Additional	Accumulated other		Total
	Shares	Par value	Shares	Par value	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity
Balance, December 31, 2024	775,728,034	$3,059	—	$—	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	—	—	(12,887)	(12,887)
Foreign currency translation adjustments	—	—	—	—	—	3,559	—	3,559
Share-based compensation	—	—	—	—	2,278	—	—	2,278
Delivery of shares on vesting of restricted stock units	718,350	3	—	—	(3)	—	—	—
Transaction costs on issuance of shares	—	—	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	—	—	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	—	—	481	—	—	487
Transfer between reserves	—	—	—	—	(3,743)	—	3,743	—
Balance, March 31, 2025	795,001,444	$3,132	—	$—	$544,266	$(15,290)	$(472,027)	$60,081
Net loss	—	—	—	—	—	—	(14,616)	(14,616)
Foreign currency translation adjustments	—	—	—	—	—	6,647	—	6,647
Share-based compensation	—	—	—	—	2,065	—	—	2,065
Balance, June 30, 2025	795,001,444	$3,132	—	$—	$546,331	$(8,643)	$(486,643)	$54,177

Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss	—	—	—	—	—	—	(8,951)	(8,951)
Foreign currency translation adjustments	—	—	—	—	—	(798)	—	(798)
Share-based compensation	—	—	—	—	2,050	—	—	2,050
Exercise of share options	132,345	—	(210,485)	280	(280)	—	—	—
Delivery of shares on vesting of restricted stock units	—	—	(712,915)	950	(950)	—	—	—
Balance, March 31, 2024	701,349,434	$2,775	—	$—	$486,927	$(18,283)	$(428,581)	$42,838
Net loss	—	—	—	—	—	—	(12,255)	(12,255)
Foreign currency translation adjustments	—	—	—	—	—	5	—	5
Share-based compensation	—	—	—	—	2,088	—	—	2,088
Exercise of share options	800,890	4	—	—	(6)	—	—	(2)
Delivery of shares on vesting of performance based restricted stock units	4,014,450	15	—	—	(40)	—	—	(25)
Issuance of shares, net of discount	62,656,500	238	—	—	46,762	—	—	47,000
Transaction costs on issuance of shares	—	—	—	—	(999)	—	—	(999)
Balance, June 30, 2024	768,821,274	$3,032	—	$—	$534,732	$(18,278)	$(440,836)	$78,650

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The interim results are not necessarily indicative of results to be expected for the full year.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $486.6 million as of June 30, 2025. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or oncology product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of June 30, 2025, the Company had cash and cash equivalents of $56.1 million. The Company expects that its cash and cash equivalents as of June 30, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. There are no estimates and assumptions made in the condensed consolidated financial statements that are considered to be critical. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

3. Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance other than those previously included in the 2024 Annual Report that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods and were discussed in its 2024 Annual Report.

4. Fair value measurement

The Company’s financial instruments consist of cash and cash equivalents, milestone payment receivable, accounts payable, certain accrued expenses, deferred consideration, warrant liabilities and the liability component of the convertible loan notes and other financing arrangements. Cash, cash equivalents (except for investments in money market funds), milestone payment receivable, accounts payable and accrued expenses are initially recorded and subsequently measured at cost, which is considered to approximate their fair value due to the short-term nature of such financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	13,457	—	13,457	—
Financial liabilities
Warrant liabilities	545	—	545	—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	821	—	821	—

There were no transfers of instruments between any levels of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

Warrant liabilities

At June 30, 2025 and December 31, 2024, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 11.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
	($'000)	($'000)
VAT receivable	$496	$464
Prepaid research and development expenses	139	201
Milestone payment receivable (Note 13)	500	—
Security deposits	402	378
Prepaid insurance premiums	185	1,003
Prepaid general and administrative expenses	823	129
Total	$2,545	$2,175

6. Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024
	($'000)	($'000)
Leasehold improvements	$778	$712
Office equipment	213	196
IT equipment	337	298
Property and equipment, at cost	1,328	1,206
Less: accumulated depreciation	(1,110)	(949)
Property and equipment, net	$218	$257

Depreciation expense was less than $0.1 million for the three months ended June 30, 2025 and $0.1 million for the six months ended June 30, 2025. Depreciation expense was less than $0.1 million for both the three and six months ended June 30, 2024.

7. Leases

In August 2015, the Company entered into a lease agreement under which it leased office space located on the fourth floor of One Cavendish Place, London, with a lease term ending in August 2025. In June 2021, the Company entered into a new lease agreement to lease additional office space located on the fifth floor of that building for a lease period ending in June 2026. At the same time, the Company entered into a reversionary lease to extend the term for the original fourth floor lease to be coterminous with the fifth floor, ending in June 2026.

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. There were no material variable lease costs.

	As of June 30,
	2025	2024
Operating leases
Weighted-average remaining contractual lease term (years)	0.95	1.95
Weighted average discount rate	10.0%	10.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($'000)	($'000)	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$210	$193	$402	$387

The following table summarizes the maturities of the Company’s operating lease liabilities as of June 30, 2025:

As of June 30, 2025
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2025	$418
2026	209
Total undiscounted payments	627
Less: Present value discount	(26)
Lease liability	$601
Lease liability – current	$601
Lease liability – non-current	$—

8. Other current liabilities

Other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
	($'000)	($'000)
Social security and other taxes	$296	$503
Deferred consideration liability	276	296
Equity issuance costs payable	94	235
Other current liabilities	111	61
Total	$777	$1,095

9. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
	($'000)	($'000)
Accrued research and development costs	$2,512	$948
Accrued legal and professional fees	608	727
Accrued bonus	1,257	2,001
Accrued cost of revenue (Note 13)	132	—
Accrued local taxes	189	267
Other accrued expenses	343	128
Total	$5,041	$4,071

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

The Company recognized interest expense of $0.2 million in relation to the Novartis Loan Note for the three and six months ended June 30, 2025 and $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. The effective interest rate applied to the liability portion of the Novartis Loan Note in both the three and six months ended June 30, 2025 and 2024 was 27.8%.

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

11. Warrant liability

	Warrant liabilities
	2025	2024
	($'000)	($'000)
At January 1	$821	$412
Changes in fair value during the period	(416)	448
Foreign exchange	14	(5)
At March 31	$419	$855
Changes in fair value during the period	101	69
Foreign exchange	25	1
At June 30	$545	$925

As of June 30, 2025, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% of the issued ordinary share capital of the Company as of June 30, 2025 and 0.4% as of December 31, 2024. There were no warrants classified as liabilities exercised during the three and six months ended June 30, 2025 and 2024.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30,	December 31,
	2025	2024
Market value of ADSs ($)	$2.71	$3.50
Risk-free interest rate (%)	3.82%	4.15%
Expected life (years)	2.3	2.8
Expected volatility (%)	100.93%	95.00%
Expected dividends (%)	0.00%	0.00%

12. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Par value ($'000)
At January 1, 2024	701,217,089	$2,775
Exercise of share options	132,345	—
At March 31, 2024	701,349,434	$2,775
Exercise of share options	800,890	4
Vesting of RSUs	4,014,450	15
Issuance of ordinary shares	62,656,500	238
At June 30, 2024	768,821,274	$3,032

At January 1, 2025	775,728,034	$3,059
Vesting of RSUs	718,350	3
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At March 31 and June 30, 2025	795,001,444	$3,132

In February 2025, the Company issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

In February 2025, the Company issued and allotted 1,449,610 ordinary shares (equivalent to 289,922 ADSs) upon exercise of the 2020 Novartis Warrants.

During the six months ended June 30, 2025, 718,350 ordinary shares were issued due to the vesting of RSUs. However, no such ordinary shares were issued during the three months ended June 30, 2025.

13. Revenue and cost of revenue

ReproNovo Partnership

In December 2023, the Company and ReproNovo SA. (“ReproNovo”) entered into a global licensing agreement for the development and commercialization of leflutrozole (the “ReproNovo Licensing Agreement”). Under the terms of the ReproNovo Licensing Agreement, ReproNovo received an exclusive worldwide license to develop and commercialize leflutrozole.

The Company recognized a milestone payment receivable of $0.5 million as revenue under the terms of the ReproNovo Licensing Agreement during the three and six months ended June 30, 2025 following confirmation by ReproNovo that the first participant had been included in a Phase 2 trial of leflutrozole. No revenues were recognized during the three and six months ended June 30, 2024. [The milestone proceeds were received in July 2025].

As a consequence of the milestone payment receivable, and in accordance with the terms of the 2015 asset purchase agreement with Novartis, the Company accrued for a payment to Novartis of $0.1 million as cost of revenue during the three and six months ended June 30, 2025. No cost of revenue was recognized during the three and six months ended June 30, 2024.

14. Share based compensation

The Company currently grants equity awards under the Mereo 2019 Equity Incentive Plan (the “2019 EIP”) and the 2019 Non-Employee Equity Incentive Plan (the “2019 NED EIP”). There are also still outstanding awards under two previous plans, the Mereo BioPharma Group Limited Share Option Plan and the Mereo Share Option Plan (together the “Previous Share Option Plans”), however no further grants are envisioned from these plans.

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 14.2 million as of June 30, 2025.

The expense for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($'000)	($'000)	($'000)	($'000)
2019 EIP	$1,617	$1,568	$3,214	$3,027
2019 NED EIP	448	520	1,129	1,111
Total	$2,065	$2,088	$4,343	$4,138

As of June 30, 2025, the total unrecognized compensation cost related to outstanding share awards was $6.9 million, which the Company expects to recognize over a weighted-average period of 1.7 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Market Value Options (“Options”)

A summary of the Company’s Option activity and related information under the 2019 EIP for the six months ended June 30, 2025 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	11,271,023	$2.02	$15,578
Granted	2,343,588	2.91	—
Forfeited	(112,314)	2.17	—
At June 30, 2025	13,502,297	$2.17	$10,054
Vested	7,528,524	$1.99	$6,756

The weighted average fair value per share of Options granted during the six months ended June 30, 2025 and 2024 was $2.42 and $2.60, respectively.

The weighted average contractual life of Options outstanding as of June 30, 2025 and December 31, 2024 was 7.5 years and 7.6 years, respectively. The weighted average contractual life for vested Options as of June 30, 2025 and December 31, 2024 was 6.6 years and 6.8 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate (%)	4.49%	4.02%
Expected life (years)	6.25	6.25
Expected volatility (%)	103.08%	90.78%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs for the six months ended June 30, 2025 and an appropriate peer group of companies for the six months ended June 30, 2024. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information under the 2019 EIP is as follows; all outstanding RSUs are unvested and expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	441,247	$2.10
Granted	276,736	2.88
Vested	(143,670)	2.12
Forfeited	(60,185)	2.34
At June 30, 2025	514,128	$2.49

At June 30, 2025, the weighted average remaining period of RSUs outstanding was 2.3 years. The total fair value of RSUs vested and delivered during the six months ended June 30, 2025 was $0.4 million (2024: $0.5 million).

The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

A summary of the Company’s Option activity and related information under the 2019 NED EIP for the six months ended June 30, 2025 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	1,542,087	$2.16	$2,123
Granted	440,000	3.16	—
At June 30, 2025	1,982,087	$2.38	$1,385
Vested	1,688,759	$2.25	$1,385

The weighted average fair value per share of Options granted during the six months ended June 30, 2025 and 2024 was $2.51 and $2.83, respectively.

The weighted average contractual life of Options outstanding as of June 30, 2025 and December 31, 2024 was 7.2 years and 7.5 years, respectively. The weighted average contractual life for vested Options as of June 30, 2025 and December 31, 2024 was 7.6 years and 7.4 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate (%)	4.25%	4.08%
Expected life (years)	5.25	5.25
Expected volatility (%)	104.31%	90.67%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs for the six months ended June 30, 2025 and an appropriate peer group of companies for the six months ended June 30, 2024. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for the six months ended June 30, 2025 is as follows; all outstanding DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	855,375	$1.43
Granted	124,233	3.16
At June 30, 2025	979,608	$1.65
Vested	907,143	$1.53
Unvested	72,465	3.16

As of December 31, 2024, there were 20,903 DRSUs unvested with a weighted average grant date fair value of $3.87 per DRSU. The total fair value of DRSUs vested during the six months ended June 30, 2025 was $0.2 million (2024: $0.5 million).

The fair value of each DRSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Previous Share Option Plans

Mereo previously granted Options to employees under the Previous Share Options Plans. No awards have been granted under either of these plans following the introduction of the 2019 EIP and the 2019 NED EIP and no further awards are envisioned.

As of June 30, 2025 and December 31, 2024, options over 1,419,867 ADSs were outstanding and fully vested with a weighted average exercise price per option of $9.24 and aggregate intrinsic value of $0.

The weighted average contractual life of Options outstanding and vested at June 30, 2025 and December 31, 2024 was 0.2 years and 0.8 years, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(14,616)	$(12,255)	$(27,503)	$(21,208)
Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Weighted-average number of shares used in computing net loss per share - basic and diluted	799,435,329	711,770,804	794,022,295	706,407,371

The Company’s potentially dilutive securities in the table below have been excluded from the computation of diluted net loss per share as the effect for the three and six months ended June 30, 2025 and 2024 would be to reduce the net loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

	Six Months Ended June 30,
	2025	2024
Ordinary shares issuable for:
Share-based compensation awards	87,454,220	79,432,715
Convertible loan notes	—	16,308,364
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	3,551,699	5,001,313

16. Commitments and contingencies

Indemnification agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. In accordance with the Articles of Association, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

Novartis Asset Purchase Agreements

The Company has agreed to make future payments to Novartis comprising amounts equal to ascending specified percentages of tiered annual worldwide net sales (beginning at high single digits and reaching into double digits at higher sales) of products that include the assets acquired. The levels of ascending percentages of tiered annual worldwide net sales are stipulated under the respective Purchase Agreements.

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

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs, and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments in each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of June 30, 2025.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $0.7 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively.

Manufacturing and supply agreement with Ultragenyx

In December 2024, the Company entered into a manufacturing and supply agreement with Ultragenyx Pharmaceutical Inc. ("Ultragenyx") under which Ultragenyx is responsible for the manufacture and supply of setrusumab to the Company in its territories. The Company is also required to reimburse Ultragenyx for a portion of the manufacturing process development costs as well as future commercial supply costs.

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of June 30, 2025 and December 31, 2024.

17. Related party disclosures

In the three and six months ended June 30, 2025 and 2024, there were no reportable related party transactions.

18. Segment information

The Company has one operating segment focused on the business of developing rare disease therapies. The chief operating decision maker, its Chief Executive Officer, assesses performance for the entity and decides how to allocate resources based on consolidated net loss before income tax, which is reported on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The chief operating decision maker uses consolidated net loss before income tax and budget-to-actual variances for consolidated net loss before income tax to assess the performance of the operating segment.

The following table presents certain financial data for the Company’s reportable segment, including significant segment expenses regularly provided to the chief operating decision maker to assess performance of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($'000)	($'000)	($'000)	($'000)
Revenue	$500	$—	$500	$—
Cost of revenue	(132)	—	(132)	—
Research and development expenses
Setrusumab (BPS-804/UX143)	(3,687)	(1,448)	(5,930)	(2,357)
Alvelestat (MPH-966)	(1,396)	(2,902)	(2,761)	(5,515)
Etigilimab (MPH-313)	(224)	(468)	(431)	(818)
Other	(66)	(128)	(181)	(249)
General and administrative expenses	(5,494)	(7,868)	(12,766)	(13,777)
Other segment items	(4,117)	559	(5,802)	1,508
Net loss before income tax	$(14,616)	$(12,255)	$(27,503)	$(21,208)

The revenue recognized by the Company during the three and six months ended June 30, 2025 was attributable to its operations in the U.K.

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

Recent Developments

On July 9, 2025, we and our collaboration partner Ultragenyx announced that the randomized, placebo-controlled Phase 3 portion of the Orbit study evaluating setrusumab in pediatric and young adult patients with OI is progressing toward a final analysis consistent with the original plan, around the end of 2025. The Data Monitoring Committee met and informed Ultragenyx that setrusumab demonstrates an acceptable safety profile and Ultragenyx and the Company should continue the study to final analysis. In addition, the Cosmic study evaluating setrusumab in young pediatric patients aged 2 to <7 years old will also proceed to final analysis around the end of 2025.

Results of Operations

Comparison of three months ended June 30, 2025 and 2024

The following table sets forth Mereo’s results of operations for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Revenue	$500	$—	500
Operating expenses
Cost of revenue	(132)	—	(132)
Research and development	(5,373)	(4,946)	(427)
General and administrative	(5,494)	(7,868)	2,374
Loss from operations	(10,499)	(12,814)	2,315
Other income/(expenses)
Interest income	589	559	30
Interest expense	(24)	(331)	(307)
Changes in the fair value of warrants	(101)	(69)	(32)
Foreign currency transaction (loss)/gain, net	(5,326)	31	(5,357)
Benefit from research and development tax credit	745	369	376
Net loss before income tax	(14,616)	(12,255)	(2,975)
Income tax benefit	—	—	—
Net loss	$(14,616)	$(12,255)	(2,975)
Other comprehensive income – Foreign currency translation adjustments, net of tax	6,647	5	6,642
Total comprehensive loss	$(7,969)	$(12,250)	3,667

Revenue

Revenue of $0.5 million for the three months ended June 30, 2025 comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole by ReproNovo pursuant to the ReproNovo Licensing Agreement. No revenue was recognized for the three months ended June 30, 2024.

Cost of revenue

Cost of revenue for the three months ended June 30, 2025 was $0.1 million and represents amounts payable pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts. No cost of revenue was recognized for the three months ended June 30, 2024.

Research and development (“R&D”) expenses

The following table sets forth our R&D expenses by product development program for the three months ended June 30, 2025 and 2024.

	Three months ended June 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$3,687	$1,448	2,239
Alvelestat (MPH-966)	1,396	2,902	(1,506)
Etigilimab (MPH-313)	224	468	(244)
Other	66	128	(62)
Total R&D expenses	$5,373	$4,946	427

Total R&D expenses increased by $0.4 million, from $4.9 million in the three months ended June 30, 2024 to $5.4 million in the three months ended June 30, 2025.

The increase was primarily due to increases of $2.2 million in R&D expenses for setrusumab offset by decreases of $1.5 million and $0.2 million in R&D expenses for alvelestat and etigilimab, respectively.

The increase in program expenses for setrusumab was primarily driven by amounts due under the manufacturing and supply agreement with our partner, Ultragenyx, as well as ongoing activities related to real-world evidence programs and medical affairs activities in Europe. This is in addition to costs we incur in relation to our collaboration with Ultragenyx, who fund the global development of the program, including input into development, regulatory and manufacturing plans.

The decrease in program expenses for alvelestat was primarily due to the completion of the drug formulation and manufacturing activities undertaken in preparation for the Phase 3 study in the three months ended June 30, 2024.

General and administrative expenses

General and administrative expenses decreased by $2.4 million, from $7.9 million in the three months ended June 30, 2024 to $5.5 million in the three months ended June 30, 2025. The decrease was primarily due to the recognition of a $1.9 million reduction in expenses in the three months ended June 30, 2025 for amounts received from our depository to reimburse certain expenses incurred by us in respect of our ADR program as well as lower professional fees.

General and administrative expenses also includes $1.2 million in the three months ended June 30, 2025 of pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe.

Interest income and expense

Interest income increased by less than $0.1 million, from $0.6 million in the three months ended June 30, 2024 to $0.6 million in the three months ended June 30, 2025, principally due to a higher cash and cash equivalents balance as a result of receiving the net proceeds of $46.2 million from the underwritten registered direct offering in June 2024, offset by lower interest rates earned.

Interest expense decreased by $0.3 million, from $0.3 million in the three months ended June 30, 2024 to less than $0.1 million in the three months ended June 30, 2025. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in fair value of warrants in the three months ended June 30, 2025 was an unrealized loss of $0.1 million, compared to an unrealized loss of $0.1 million in the three months ended June 30, 2024, both of which were primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities.

Foreign currency transaction (loss)/gain

The net foreign exchange loss for the three months ended June 30, 2025 was $5.3 million, compared to a gain of less than $0.1 million for the three months ended June 30, 2024. This change primarily reflects (i) the impact of a weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended June 30, 2025, compared to a strengthening of U.S. dollars in the three months ended June 30, 2024, and (ii) higher U.S. dollar balances following the underwritten registered direct offering in June 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit increased by $0.4 million, from $0.4 million in the three months ended June 30, 2024 to $0.7 million in the three months ended June 30, 2025. This increase reflects a higher level of qualifying expenditure in the three months ended June 30, 2025. The income tax benefit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended June 30, 2025 was a gain of $6.6 million, compared to a gain of less than $0.1 million in the three months ended June 30, 2024. This change primarily reflects the impact of a greater weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended June 30, 2025, compared to a lesser weakening of U.S. dollars in the three months ended June 30, 2024 .

Comparison of six months ended June 30, 2025 and 2024

The following table sets forth Mereo’s results of operations for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Revenue	$500	$—	500
Operating expenses
Cost of revenue	(132)	—	(132)
Research and development	(9,303)	(8,939)	(364)
General and administrative	(12,766)	(13,777)	1,011
Loss from operations	(21,701)	(22,716)	1,015
Other income/(expenses)
Interest income	1,248	1,175	73
Interest expense	(204)	(641)	437
Changes in the fair value of warrants	315	(517)	832
Foreign currency transaction (loss)/gain, net	(8,091)	644	(8,735)
Benefit from research and development tax credit	930	847	83
Net loss before income tax	(27,503)	(21,208)	(6,295)
Income tax benefit	—	—	—
Net loss	$(27,503)	$(21,208)	(6,295)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	10,206	(793)	10,999
Total comprehensive loss	$(17,297)	$(22,001)	4,704

Revenue

Revenue of $0.5 million for the six months ended June 30, 2025 comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole by ReproNovo pursuant to the ReproNovo Licensing Agreement. No revenue was recognized for the six months ended June 30, 2024.

Cost of revenue

Cost of revenue for the six months ended June 30, 2025 was $0.1 million and represents amounts payable pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts. No cost of revenue was recognized for the six months ended June 30, 2024.

Research and development (“R&D”) expenses

The following table sets forth our R&D expenses by product development program for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$5,930	$2,357	3,573
Alvelestat (MPH-966)	2,761	5,515	(2,754)
Etigilimab (MPH-313)	431	818	(387)
Other	181	249	(68)
Total R&D expenses	$9,303	$8,939	364

Total R&D expenses increased by $0.4 million, from $8.9 million in the six months ended June 30, 2024 to $9.3 million in the six months ended June 30, 2025.

The increase was primarily due to an increase of $3.6 million in R&D expenses for setrusumab, offset by decreases of $2.8 million and $0.4 million in R&D expenses for alvelestat and etigilimab, respectively.

The increase in program expenses for setrusumab was primarily driven by amounts due under the manufacturing and supply agreement with our partner, Ultragenyx, as well as ongoing activities related to real-world evidence programs and medical affairs activities in Europe. This is in addition to costs we incur in relation to our collaboration with Ultragenyx, who fund the global development of the program, including input into development, regulatory and manufacturing plans.

The decrease in program expenses for alvelestat was primarily due to the completion of the drug formulation and manufacturing activities undertaken in preparation for the Phase 3 study in the six months ended June 30, 2024.

General and administrative expenses

General and administrative expenses decreased by $1.0 million, from $13.8 million in the six months ended June 30, 2024 to $12.8 million in the six months ended June 30, 2025. The decrease was primarily due to lower professional fees.

General and administrative expenses also includes $2.3 million in the six months ended June 30, 2025 of pre-commercial activities to lay the foundation for the commercial launch of setrusumab in Europe, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe.

Interest income and expense

Interest income increased by $0.1 million, from $1.2 million in the six months ended June 30, 2024 to $1.2 million in the six months ended June 30, 2025, principally due to a higher cash and cash equivalents balance as a result of receiving the net proceeds of $46.2 million from the underwritten registered direct offering in June 2024, offset by lower interest rates earned.

Interest expense decreased by $0.4 million, from $0.6 million in the six months ended June 30, 2024 to $0.2 million in the six months ended June 30, 2025. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in fair value of warrants in the six months ended June 30, 2025 was an unrealized gain of $0.3 million, compared to an unrealized loss of $0.5 million in the six months ended June 30, 2024. The unrealized gain in the six months ended June 30, 2025 was primarily due to the impact of a decrease in the price of the Company’s ADSs on the value of the warrant liabilities, whereas in the six months ended June 30, 2024, the unrealized loss was primarily due to an increase in the ADS price in the period.

Foreign currency transaction (loss)/gain

The net foreign exchange loss for the six months ended June 30, 2025 was $8.1 million, compared to a gain of $0.6 million for the six months ended June 30, 2024. This change primarily reflects (i) the impact of a weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the six months ended June 30, 2025, compared to a strengthening of U.S. dollars in the six months ended June 30, 2024, and (ii) higher U.S. dollar balances following the underwritten registered direct offering in June 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit increased by $0.1 million, from $0.8 million in the six months ended June 30, 2024 to $0.9 million in the six months ended June 30, 2025. This increase reflects a combination of a higher level of qualifying expenditure in the six months ended June 30, 2025. The income tax benefit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which we operate for eligible types of research and development activities and associated expenditure.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the six months ended June 30, 2025 was a gain of $10.2 million, compared to a loss of $0.8 million in the six months ended June 30, 2024. This change primarily reflects the impact of a significant weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the six months ended June 30, 2025, compared to a slight strengthening of U.S. dollars in the six months ended June 30, 2024.

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
•
$4.0 million under the license and collaboration agreement with Feng Biosciences (formerly OncXerna) for navicixizumab in 2020 and a further milestone payment of $2.0 million in 2022; and
•
$1.0 million under the global license agreement with ReproNovo for leflutrozole in December 2023 and a further milestone payment of $0.5 million in July 2025.

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

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including Ultragenyx for the manufacture of setrusumab as described in our 2024 Annual Report in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab”, to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $0.7 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively.

Cash Flows

Comparison of the six months ended June 30, 2025 and 2024

The table below summarizes our cash flows (used in) from operating, investing and financing activities for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	($'000)	($'000)
Net cash used in operating activities	$(15,980)	$(15,895)
Net cash used in investing activities	(320)	(699)
Net cash provided by financing activities	288	46,781
Effect of exchange rate changes	2,335	(177)
(Decrease)/increase in cash and cash equivalents	$(13,677)	$30,010

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $16.0 million, an increase of $0.1 million from $15.9 million in the six months ended June 30, 2024. This increase is principally due to receipt of $2.0 million from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years in the six months ended June 30, 2024 with no similar amounts recognized in the six months ended June 30, 2025. This increase was offset by receipt of $1.1 million in R&D tax credits in the six months ended June 30, 2025 and approximately $0.8 million in lower other net cash operating expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $0.3 million, a decrease of $0.4 million from $0.7 million in the six months ended June 30, 2024. The decrease is principally due to lower payments to acquire intangible assets in the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $0.3 million, a decrease of $46.5 million from $46.8 million in the six months ended June 30, 2024. The decrease principally represents the net proceeds of $46.2 million from the underwritten registered direct offering in the six months ended June 30, 2024 with no similar amounts recognized in the six months ended June 30, 2025.

Operating and Capital Expenditure Requirements

As of June 30, 2025, we had an accumulated deficit of $486.6 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future products we develop.

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
•
add further clinical, scientific, operational, financial, legal and management information systems, and personnel, including personnel to support our development, potential commercialization and to support our operations as a U.S. public company listed on Nasdaq; or
•
experience any delays or encounter any issues from any of the above, including but not limited to failed studies, complex results, safety issues, manufacturing issues, or other regulatory challenges.

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
•
the performance of our collaborators and partners under the existing agreements on setrusumab, leflutrozole and navicixizumab;
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

Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance other than those previously included in the 2024 Annual Report that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods and were discussed in its 2024 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2025.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2025.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act) occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2025, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 12, 2025.

MEREO BIOPHARMA GROUP PLC

Date: August 12, 2025	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: August 12, 2025	/s/ Christine Fox
Christine Fox
Chief Financial Officer