Form 10-Q
period 2025-09-30
Mereo BioPharma Group plc
filed 2025-11-10
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 795,658,504.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,698	$69,802
Prepaid expenses and other current assets	2,694	2,175
Research and development incentives receivables	1,015	2,786
Total current assets	52,407	74,763
Property and equipment, net	174	257
Operating lease right-of-use assets, net	378	727
Intangible assets, net	643	643
Total assets	$53,602	$76,390

Liabilities
Current liabilities:
Accounts payable	$879	$2,440
Accrued expenses	4,118	4,071
Convertible loan notes – current	—	5,535
Operating lease liabilities – current	397	707
Other current liabilities	622	1,095
Total current liabilities	6,016	13,848
Warrant liabilities – non-current	336	821
Operating lease liabilities – non-current	—	187
Other non-current liabilities	652	565
Total liabilities	$7,004	$15,421
Commitments and contingencies (Note 16)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 795,484,404 shares issued at September 30, 2025 (December 31, 2024: 775,728,034)	$3,134	$3,059
Additional paid-in capital	548,041	539,642
Accumulated deficit	(493,667)	(462,883)
Accumulated other comprehensive loss	(10,910)	(18,849)
Total shareholders’ equity	46,598	60,969
Total liabilities and shareholders’ equity	$53,602	$76,390

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$500	$—
Operating expenses
Cost of revenue	—	—	(133)	—
Research and development	(4,270)	(3,170)	(13,573)	(12,109)
General and administrative	(6,045)	(6,203)	(18,811)	(19,980)
Other income	300	—	300	—
Loss from operations	(10,015)	(9,373)	(31,717)	(32,089)
Other income/(expenses)
Interest income	504	983	1,752	2,160
Interest expense	(28)	(353)	(232)	(995)
Changes in the fair value of warrants	196	(59)	511	(576)
Foreign currency transaction gain/(loss), net	1,873	(6,425)	(6,218)	(5,780)
Benefit from research and development tax credit	446	226	1,377	1,073
Net loss before income tax	(7,024)	(15,001)	(34,527)	(36,207)
Income tax benefit	—	—	—	—
Net loss	$(7,024)	$(15,001)	$(34,527)	$(36,207)

Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Weighted average shares outstanding – basic and diluted	799,947,013	770,146,589	796,018,903	727,808,860

Net loss	$(7,024)	$(15,001)	$(34,527)	$(36,207)
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(2,267)	7,174	7,939	6,381
Total comprehensive loss	$(9,291)	$(7,827)	$(26,588)	$(29,826)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(34,527)	$(36,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,055	5,875
Depreciation	121	105
Amortization of intangible assets	41	328
Amortization of operating lease right-of-use assets	395	381
Change in fair value of warrants	(511)	576
Interest income	(34)	—
Non-cash interest expense	210	974
Foreign currency transaction loss	6,218	5,780
Other income	(300)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(319)	1,514
Research and development incentives receivable	1,869	(1,073)
Accounts payable	(1,825)	(697)
Accrued expenses and other liabilities	(133)	(486)
Operating lease liabilities	(549)	(484)
Net cash used in operating activities	(23,289)	(23,414)

Cash flows from investing activities
Payments for intangible assets	(300)	(699)
Purchase of property and equipment	(20)	—
Proceeds from out-licensing	300	—
Net cash used in investing activities	(20)	(699)

Cash flows from financing activities
Proceeds from exercise of warrants	487	—
Proceeds from issuance of ordinary shares	—	47,000
Transaction costs on issuance of ordinary shares	(199)	(813)
Net cash provided by financing activities	288	46,187

(Decrease)/increase in cash and cash equivalents	(23,021)	22,074
Cash and cash equivalents at January 1,	69,802	57,421
Effect of exchange rate changes	1,917	1,027
Cash and cash equivalents at September 30,	$48,698	$80,522

Supplemental disclosure
Cash paid for interest	22	10

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Treasury shares		Additional	Accumulated other		Total
	Shares	Par value	Shares	Par value	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity
Balance, December 31, 2024	775,728,034	$3,059	—	$—	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	—	—	(12,887)	(12,887)
Foreign currency translation adjustments	—	—	—	—	—	3,559	—	3,559
Share-based compensation	—	—	—	—	2,278	—	—	2,278
Delivery of shares on vesting of restricted stock units	718,350	3	—	—	(3)	—	—	—
Transaction costs on issuance of shares	—	—	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	—	—	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	—	—	481	—	—	487
Transfer between reserves	—	—	—	—	(3,743)	—	3,743	—
Balance, March 31, 2025	795,001,444	$3,132	—	$—	$544,266	$(15,290)	$(472,027)	$60,081
Net loss	—	—	—	—	—	—	(14,616)	(14,616)
Foreign currency translation adjustments	—	—	—	—	—	6,647	—	6,647
Share-based compensation	—	—	—	—	2,065	—	—	2,065
Balance, June 30, 2025	795,001,444	$3,132	—	$—	$546,331	$(8,643)	$(486,643)	$54,177
Net loss	—	—	—	—	—	—	(7,024)	(7,024)
Foreign currency translation adjustments	—	—	—	—	—	(2,267)	—	(2,267)
Share-based compensation	—	—	—	—	1,712	—	—	1,712
Delivery of shares on vesting of restricted stock units	482,960	2	—	—	(2)	—	—	—
Balance, September 30, 2025	795,484,404	$3,134	—	$—	$548,041	$(10,910)	$(493,667)	$46,598

Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss	—	—	—	—	—	—	(8,951)	(8,951)
Foreign currency translation adjustments	—	—	—	—	—	(798)	—	(798)
Share-based compensation	—	—	—	—	2,050	—	—	2,050
Exercise of share options	132,345	—	(210,485)	280	(280)	—	—	—
Delivery of shares on vesting of restricted stock units	—	—	(712,915)	950	(950)	—	—	—
Balance, March 31, 2024	701,349,434	$2,775	—	$—	$486,927	$(18,283)	$(428,581)	$42,838
Net loss	—	—	—	—	—	—	(12,255)	(12,255)
Foreign currency translation adjustments	—	—	—	—	—	5	—	5
Share-based compensation	—	—	—	—	2,088	—	—	2,088
Exercise of share options	800,890	4	—	—	(6)	—	—	(2)
Delivery of shares on vesting of performance based restricted stock units	4,014,450	15	—	—	(40)	—	—	(25)
Issuance of shares, net of discount	62,656,500	238	—	—	46,762	—	—	47,000
Transaction costs on issuance of shares	—	—	—	—	(999)	—	—	(999)
Balance, June 30, 2024	768,821,274	$3,032	—	$—	$534,732	$(18,278)	$(440,836)	$78,650
Net loss	—	—	—	—	—	—	(15,001)	(15,001)
Foreign currency translation adjustments	—	—	—	—	—	7,174	—	7,174
Share-based compensation	—	—	—	—	1,737	—	—	1,737
Exercise of share options	1,740,840	7	—	—	(13)	—	—	(6)
Delivery of shares on vesting of restricted stock units	433,880	2	—	—	(3)	—	—	(1)
Delivery of shares on vesting of performance based restricted stock units	2,676,305	10	—	—	(27)	—	—	(17)
Balance, September 30, 2024	773,672,299	$3,051	—	$—	$536,426	$(11,104)	$(455,837)	$72,536

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

The Company is a public limited company incorporated and domiciled in the U.K., and registered in England, with shares publicly traded on the Nasdaq Capital Market via American Depositary Shares (“ADSs”) under the ticker symbol “MREO”. The Company’s registered office is located at 4th Floor, One Cavendish Place, London, W1G 0QF, United Kingdom.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements of the Company and its subsidiaries and other financial information included in this quarterly report on Form 10-Q ("Quarterly Report") are unaudited, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All intercompany balances and transactions between the Company and its subsidiaries have been eliminated on consolidation.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The interim results are not necessarily indicative of results to be expected for the full year.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $493.7 million as of September 30, 2025. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or other product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of September 30, 2025, the Company had cash and cash equivalents of $48.7 million. The Company expects that its cash and cash equivalents as of September 30, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report.

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

4. Fair value measurement

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, deferred consideration, warrant liabilities and the liability component of the convertible loan notes and other financing arrangements. Cash, cash equivalents (except for investments in money market funds), accounts payable and accrued expenses are initially recorded and subsequently measured at cost, which is considered to approximate their fair value due to the short-term nature of such financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	10,987	—	10,987	—
Financial liabilities
Warrant liabilities	336	—	336	—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	821	—	821	—

Fair values of the investments in money market funds are determined based on the net asset value per share of each fund stated in the fund manager's statement. There were no transfers of instruments between any levels of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

Warrant liabilities

At September 30, 2025 and December 31, 2024, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 11.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
	($'000)	($'000)
VAT receivable	$520	$464
Prepaid research and development expenses	181	201
Security deposits	394	378
Prepaid insurance premiums	1,261	1,003
Prepaid general and administrative expenses	338	129
Total	$2,694	$2,175

6. Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024
	($'000)	($'000)
Leasehold improvements	$763	$712
Office equipment	210	196
IT equipment	248	298
Property and equipment, at cost	1,221	1,206
Less: accumulated depreciation	(1,047)	(949)
Property and equipment, net	$174	$257

Depreciation expense was less than $0.1 million for both the three months ended September 30, 2025 and 2024 and $0.1 million for both the nine months ended September 30, 2025 and 2024.

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

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. There were no material variable lease costs.

	As of September 30,
	2025	2024
Operating leases
Weighted-average remaining contractual lease term (years)	0.75	1.70
Weighted average discount rate	10.0%	10.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($'000)	($'000)	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$203	$198	$605	$585

The following table summarizes the maturities of the Company’s operating lease liabilities as of September 30, 2025:

As of September 30, 2025
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2025	$205
2026	205
Total undiscounted payments	410
Less: Present value discount	(13)
Lease liability	$397
Lease liability – current	$397
Lease liability – non-current	$—

8. Other current liabilities

Other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	($'000)	($'000)
Social security and other taxes	$211	$503
Deferred consideration liability	286	296
Equity issuance costs payable	94	235
Other current liabilities	31	61
Total	$622	$1,095

9. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
	($'000)	($'000)
Accrued research and development costs	$985	$948
Accrued legal and professional fees	680	727
Accrued bonus	1,874	2,001
Accrued local taxes	280	267
Other accrued expenses	299	128
Total	$4,118	$4,071

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

The Company recognized no interest expense in relation to the Novartis Loan Note for the three months ended September 30, 2025, and $0.2 million for the nine months ended September 30, 2025, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. The effective interest rate applied to the liability portion of the Novartis Loan Note for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 was 27.8%.

Equity classified warrants

In connection with the Novartis Loan Note, the Company also issued warrants over 1,449,610 ordinary shares to Novartis which were exercisable until February 2025 at an exercise price of £0.265 per ordinary share (the "2020 Novartis Warrants"). In connection with the amendments to the Novartis Loan Note, in February 2023 the Company issued warrants over a further 2,000,000 ordinary shares (the "2023 Novartis Warrants"). The 2023 Novartis Warrants are exercisable until February 2028 at an exercise price of £0.15 per ordinary share. Both tranches of warrants were recognized separately as equity instruments.

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

11. Warrant liability

	Warrant liabilities
	2025	2024
	($'000)	($'000)
At January 1	$821	$412
Changes in fair value during the period	(416)	448
Foreign exchange	14	(5)
At March 31	$419	$855
Changes in fair value during the period	101	69
Foreign exchange	25	1
At June 30	$545	$925
Changes in fair value during the period	(196)	59
Foreign exchange	(13)	56
At September 30	$336	$1,040

As of September 30, 2025, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% of the issued ordinary share capital of the Company as of September 30, 2025 and 0.3% as of December 31, 2024. There were no warrants classified as liabilities exercised during the three and nine months ended September 30, 2025 and 2024.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30,	December 31,
	2025	2024
Market value of ADSs ($)	$2.06	$3.50
Risk-free interest rate (%)	4.04%	4.15%
Expected life (years)	2.0	2.8
Expected volatility (%)	101.79%	95.00%
Expected dividends (%)	0.00%	0.00%

12. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Par value ($'000)
At January 1, 2024	701,217,089	$2,775
Exercise of share options	132,345	—
At March 31, 2024	701,349,434	$2,775
Exercise of share options	800,890	4
Vesting of RSUs	4,014,450	15
Issuance of ordinary shares	62,656,500	238
At June 30, 2024	768,821,274	$3,032
Exercise of share options	1,740,840	7
Vesting of RSUs	433,880	2
Vesting of PSUs	2,676,305	10
At September 30, 2024	773,672,299	$3,051

At January 1, 2025	775,728,034	$3,059
Vesting of RSUs	718,350	3
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At March 31 and June 30, 2025	795,001,444	$3,132
Vesting of RSUs	482,960	2
At September 30, 2025	795,484,404	$3,134

In February 2025, the Company issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

In February 2025, the Company issued and allotted 1,449,610 ordinary shares (equivalent to 289,922 ADSs) upon exercise of the 2020 Novartis Warrants.

During the three and nine months ended September 30, 2025, 482,960 and 1,201,310 ordinary shares were issued due to the vesting of RSUs, respectively.

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

The Company recognized a milestone payment of $0.5 million as revenue in the three months ended June 30, 2025 following confirmation by ReproNovo that the first participant had been included in a Phase 2 trial of leflutrozole. No revenues were recognized during the three months ended September 30, 2025 or either the three and nine months ended September 30, 2024.

As a consequence of the milestone payment becoming receivable, the Company recognized $0.1 million as cost of revenue in the three months ended June 30, 2025 in accordance with the terms of the 2015 asset purchase agreement with Novartis. No cost of revenue was recognized during the three months ended September 30, 2025 or either the three and nine months ended September 30, 2024.

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

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 14.2 million as of September 30, 2025.

The expense for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($'000)	($'000)	($'000)	($'000)
2019 EIP	$1,453	$1,470	$4,667	$4,498
2019 NED EIP	259	266	1,388	1,377
Total	$1,712	$1,736	$6,055	$5,875

As of September 30, 2025, the total unrecognized compensation cost related to outstanding share awards was $5.7 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Market Value Options (“Options”)

A summary of the Company’s Options activity and related information under the 2019 EIP for the nine months ended September 30, 2025 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	11,271,023	$2.02	$15,578
Granted	2,394,090	2.89	—
Forfeited	(133,506)	2.41	—
At September 30, 2025	13,531,607	$2.17	$4,839
Vested	8,120,615	$1.97	$3,444

The weighted average fair value per share of Options granted during the nine months ended September 30, 2025 and 2024 was $2.41 and $2.61, respectively.

The weighted average contractual life of Options outstanding as of September 30, 2025 and December 31, 2024 was 7.2 years and 7.6 years, respectively. The weighted average contractual life for vested Options as of September 30, 2025 and December 31, 2024 was 6.4 years and 6.8 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate (%)	4.48%	4.02%
Expected life (years)	6.25	6.25
Expected volatility (%)	104.28%	90.81%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs for the nine months ended September 30, 2025 and an appropriate peer group of companies for the nine months ended September 30, 2024. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information under the 2019 EIP for the nine months ended September 30, 2025 is as follows; all outstanding RSUs are unvested and expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	441,247	$2.10
Granted	290,794	2.83
Vested	(240,262)	1.98
Forfeited	(69,912)	2.39
At September 30, 2025	421,867	$2.62

At September 30, 2025, the weighted average remaining vesting period of RSUs outstanding was 2.1 years. The total fair value of RSUs vested and delivered during the nine months ended September 30, 2025 and 2024 was $0.6 million and $0.8 million, respectively.

The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

A summary of the Company’s Options activity and related information under the 2019 NED EIP for the nine months ended September 30, 2025 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	1,542,087	$2.16	$2,123
Granted	440,000	3.16	—
At September 30, 2025	1,982,087	$2.38	$704
Vested	1,798,759	$2.31	$704

The weighted average fair value per share of Options granted during the nine months ended September 30, 2025 and 2024 was $2.51 and $2.83, respectively.

The weighted average contractual life of Options outstanding as of September 30, 2025 and December 31, 2024 was 7.1 years and 7.5 years, respectively. The weighted average contractual life for vested Options as of September 30, 2025 and December 31, 2024 was 7.1 years and 7.4 years, respectively.

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

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs for the nine months ended September 30, 2025 and an appropriate peer group of companies for the nine months ended September 30, 2024. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

A summary of the Company’s DRSUs activity and related information under the 2019 NED EIP for the nine months ended September 30, 2025 is as follows; all outstanding DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	855,375	$1.43
Granted	124,233	3.16
At September 30, 2025	979,608	$1.65
Vested	938,198	$1.58
Unvested	41,410	3.16

As of December 31, 2024, there were 20,903 DRSUs unvested with a weighted average grant date fair value of $3.87 per DRSU. The total fair value of DRSUs vested during the nine months ended September 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively.

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

A summary of the Company’s Options activity and related information under the Previous Share Options Plans for the nine months ended September 30, 2025 is as follows; all outstanding Options are vested:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	1,419,867	$9.24	$—
Expired	(1,231,011)	8.63	—
At September 30, 2025	188,856	$13.22	$—

The weighted average contractual life of Options outstanding and vested at September 30, 2025 and December 31, 2024 was 0.8 years and 0.8 years, respectively.

15. Loss per share

Basic loss per share is calculated by dividing the loss attributable to ordinary equity holders of the Company for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share is based on dividing the loss attributable for the period, adjusted for the effect of dilutive ordinary shares, by ordinary share equivalents, which includes the weighted average number of ordinary shares outstanding and the effect of dilutive ordinary share equivalents.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(7,024)	$(15,001)	$(34,527)	$(36,207)
Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)
Weighted-average number of shares used in computing loss per share - basic and diluted	799,947,013	770,146,589	796,018,903	727,808,860

The Company’s potentially dilutive securities in the table below have been excluded from the computation of diluted loss per share as the effect for the three and nine months ended September 30, 2025 and 2024 would be to reduce the loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted loss per share is the same.

	Nine Months Ended September 30,
	2025	2024
Ordinary shares issuable for:
Share-based compensation awards	80,829,135	77,646,275
Convertible loan notes	—	16,637,208
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	3,551,699	5,051,313

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

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs, and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments in each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of September 30, 2025.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has manufacturing commitments with CMOs of $0.1 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively.

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

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of September 30, 2025 and December 31, 2024.

17. Related party disclosures

In the three and nine months ended September 30, 2025 and 2024, there were no reportable related party transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($'000)	($'000)	($'000)	($'000)
Revenue	$—	$—	$500	$—
Cost of revenue	—	—	(133)	—
Research and development expenses
Setrusumab (BPS-804/UX143)	(2,295)	(1,441)	(8,225)	(3,798)
Alvelestat (MPH-966)	(1,689)	(1,206)	(4,450)	(6,721)
Etigilimab (MPH-313)	(229)	(410)	(660)	(1,228)
Other	(57)	(113)	(238)	(362)
General and administrative expenses	(6,045)	(6,203)	(18,811)	(19,980)
Other segment items	3,291	(5,628)	(2,510)	(4,118)
Net loss before income tax	$(7,024)	$(15,001)	$(34,527)	$(36,207)

The revenue recognized by the Company during the three and nine months ended September 30, 2025 was attributable to its operations in the U.K.

Other segment items consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction gain/(loss), benefit from research and development tax credit and other income. These are disclosed in the condensed consolidated statements of operations and comprehensive loss.

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

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our two rare disease product candidates are setrusumab for the treatment of OI and alvelestat for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD). Setrusumab has received orphan designation for OI from the European Commission ("EC") and the U.S. Food and Drug Administration ("FDA"), PRIME designation from the European Medicines Agency ("EMA") and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA. We also have an early stage rare disease program, vantictumab, for the treatment of a second bone disease, autosomal dominant osteopetrosis type 2. The global development of vantictumab is being funded and led by our partner, āshibio, Inc. ("āshibio"), and we retain the European commercial rights.

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed on this strategy by acquiring six clinical-stage product candidates of which four were in rare diseases and oncology. Four of our six clinical-stage product candidates were acquired from large pharmaceutical companies and two were acquired in our merger with Mereo BioPharma 5, Inc. (formerly OncoMed Pharmaceuticals, Inc.) in 2019. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate.

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

Results of Operations

Comparison of three months ended September 30, 2025 and 2024

The following table sets forth Mereo’s results of operations for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Revenue	$—	$—	$—
Operating expenses
Cost of revenue	—	—	—
Research and development	(4,270)	(3,170)	(1,100)
General and administrative	(6,045)	(6,203)	158
Other income	300	—	300
Loss from operations	(10,015)	(9,373)	(642)
Other income/(expenses)
Interest income	504	983	(479)
Interest expense	(28)	(353)	325
Changes in the fair value of warrants	196	(59)	255
Foreign currency transaction gain/(loss), net	1,873	(6,425)	8,298
Benefit from research and development tax credit	446	226	220
Net loss before income tax	(7,024)	(15,001)	7,977
Income tax benefit	—	—	—
Net loss	$(7,024)	$(15,001)	$7,977
Other comprehensive income – Foreign currency translation adjustments, net of tax	(2,267)	7,174	(9,441)
Total comprehensive loss	$(9,291)	$(7,827)	$(1,464)

Research and development expenses (“R&D expenses”)

The following table sets forth our R&D expenses by product development program for the three months ended September 30, 2025 and 2024.

	Three months ended September 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$2,295	$1,441	854
Alvelestat (MPH-966)	1,689	1,206	483
Etigilimab (MPH-313)	229	410	(181)
Other	57	113	(56)
Total R&D expenses	$4,270	$3,170	1,100

Total R&D expenses increased by $1.1 million, from $3.2 million in the three months ended September 30, 2024 to $4.3 million in the three months ended September 30, 2025.

The increase was primarily due to increases of $0.9 million in R&D expenses for setrusumab and $0.5 million for alvelestat, partially offset by a reduction of $0.2 million in R&D expenses for etigilimab.

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

The increase in program expenses for alvelestat was primarily due to activities undertaken in preparation for the Phase 3 study, including drug product and packaging, in the three months ended September 30, 2025.

General and administrative expenses

General and administrative expenses decreased by $0.2 million, from $6.2 million in the three months ended September 30, 2024 to $6.0 million in the three months ended September 30, 2025. The decrease was primarily due to lower professional fees.

General and administrative expenses also includes $0.8 million in the three months ended September 30, 2025 of pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, if approved, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe.

Other income

Other income of $0.3 million for the nine months ended September 30, 2025 comprised amounts received from āshibio in connection with the out-licensing of vantictumab, which was acquired in connection with the merger between the Company and Mereo BioPharma 5, Inc.

Interest income and expense

Interest income decreased by $0.5 million, from $1.0 million in the three months ended September 30, 2024 to $0.5 million in the three months ended September 30, 2025, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. These lower balances were the result of having received the net proceeds of $46.2 million from the underwritten registered direct offering in June 2024.

Interest expense decreased by $0.3 million, from $0.4 million in the three months ended September 30, 2024 to less than $0.1 million in the three months ended September 30, 2025. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in fair value of warrants in the three months ended September 30, 2025 was an unrealized gain of $0.2 million, compared to an unrealized loss of $0.1 million in the three months ended September 30, 2024. The unrealized gain in the three months ended September 30, 2025 was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities, while the unrealized loss in the three months ended September 30, 2024 was primarily due to increases in the price of ADSs.

Foreign currency transaction gain/(loss),net

The net foreign exchange gain for the three months ended September 30, 2025 was $1.9 million, compared to a loss of $6.4 million for the three months ended September 30, 2024. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended September 30, 2025, compared to a weakening of U.S. dollars in the three months ended September 30, 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit increased by $0.2 million, from $0.2 million in the three months ended September 30, 2024 to $0.4 million in the three months ended September 30, 2025. This increase reflects a higher level of qualifying expenditure in the three months ended September 30, 2025. The income tax benefit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which the Company operates for eligible types of research and development activities and associated expenditure.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended September 30, 2025 was a loss of $2.3 million, compared to a gain of $7.2 million in the three months ended September 30, 2024. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the three months ended September 30, 2025, compared to a weakening of U.S. dollars in the three months ended September 30, 2024.

Comparison of nine months ended September 30, 2025 and 2024

The following table sets forth Mereo’s results of operations for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Revenue	$500	$—	500
Operating expenses
Cost of revenue	(133)	—	(133)
Research and development	(13,573)	(12,109)	(1,464)
General and administrative	(18,811)	(19,980)	1,169
Other income	300	—	300
Loss from operations	(31,717)	(32,089)	372
Other income/(expenses)
Interest income	1,752	2,160	(408)
Interest expense	(232)	(995)	763
Changes in the fair value of warrants	511	(576)	1,087
Foreign currency transaction loss, net	(6,218)	(5,780)	(438)
Benefit from research and development tax credit	1,377	1,073	304
Net loss before income tax	(34,527)	(36,207)	1,680
Income tax benefit	—	—	—
Net loss	$(34,527)	$(36,207)	1,680
Other comprehensive income – Foreign currency translation adjustments, net of tax	7,939	6,381	1,558
Total comprehensive loss	$(26,588)	$(29,826)	3,238

Revenue

Revenue of $0.5 million for the nine months ended September 30, 2025 comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole received from ReproNovo pursuant to the ReproNovo Licensing Agreement. No revenue was recognized for the nine months ended September 30, 2024.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2025 was $0.1 million and represents amounts paid pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts. No cost of revenue was recognized for the nine months ended September 30, 2024.

R&D expenses

The following table sets forth our R&D expenses by product development program for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$8,225	$3,798	4,427
Alvelestat (MPH-966)	4,450	6,721	(2,271)
Etigilimab (MPH-313)	660	1,228	(568)
Other	238	362	(124)
Total R&D expenses	$13,573	$12,109	1,464

Total R&D expenses increased by $1.5 million, from $12.1 million in the nine months ended September 30, 2024 to $13.6 million in the nine months ended September 30, 2025.

The increase was primarily due to an increase of $4.4 million in R&D expenses for setrusumab, partially offset by decreases of $2.3 million and $0.6 million in R&D expenses for alvelestat and etigilimab, respectively.

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

The decrease in program expenses for alvelestat was primarily due to the completion of activities undertaken in preparation for the Phase 3 study, including drug formulation and manufacturing, in the nine months ended September 30, 2024.

General and administrative expenses

General and administrative expenses decreased by $1.2 million, from $20.0 million in the nine months ended September 30, 2024 to $18.8 million in the nine months ended September 30, 2025. The decrease was primarily due to lower professional fees.

General and administrative expenses also includes $3.2 million in the nine months ended September 30, 2025 of pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, if approved, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe.

Other income

Other income of $0.3 million for the nine months ended September 30, 2025 comprised amounts received from āshibio in connection with the out-licensing of vantictumab, which was acquired in connection with the merger between the Company and Mereo BioPharma 5, Inc.

Interest income and expense

Interest income decreased by $0.4 million, from $2.2 million in the nine months ended September 30, 2024 to $1.8 million in the nine months ended September 30, 2025, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. These lower balances were the result of having received the net proceeds of $46.2 million from the underwritten registered direct offering in June 2024.

Interest expense decreased by $0.8 million, from $1.0 million in the nine months ended September 30, 2024 to $0.2 million in the nine months ended September 30, 2025. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in fair value of warrants in the nine months ended September 30, 2025 was an unrealized gain of $0.5 million, compared to an unrealized loss of $0.6 million in the nine months ended September 30, 2024. The unrealized gain in the nine months ended September 30, 2025 was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities, while the unrealized loss in the nine months ended September 30, 2024 was primarily due to increases in the price of ADSs.

Foreign currency transaction loss

The net foreign exchange loss for the nine months ended September 30, 2025 was $6.2 million, compared to a loss of $5.8 million for the nine months ended September 30, 2024. This change primarily reflects the impact of a greater weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit increased by $0.3 million, from $1.1 million in the nine months ended September 30, 2024 to $1.4 million in the nine months ended September 30, 2025. This increase reflects a higher level of qualifying expenditure in the nine months ended September 30, 2025. The income tax benefit represents eligible cash rebates paid or receivable from the tax authorities in the jurisdictions within which the Company operates for eligible types of research and development activities and associated expenditure.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the nine months ended September 30, 2025 was a gain of $7.9 million, compared to a gain of $6.4 million in the nine months ended September 30, 2024. This change primarily reflects the impact of a greater weakening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

We have also received payments under various license and collaboration agreements, including payments of:

•
$50.0 million under the license and collaboration agreement with Ultragenyx for setrusumab in 2021 and a further milestone payment of $9.0 million in 2023;
•
$4.0 million under the license and collaboration agreement with Feng Biosciences (formerly OncXerna) for navicixizumab in 2020 and a further milestone payment of $2.0 million in 2022; and
•
$1.0 million under the global license agreement with ReproNovo for leflutrozole in December 2023 and a further milestone payment of $0.5 million in 2025.

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

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including Ultragenyx for the manufacture of setrusumab as described in our 2024 Annual Report in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab”, to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $0.1 million and $0.5 million as of September 30, 2025 and December 31, 2024, respectively.

Cash Flows

Comparison of the nine months ended September 30, 2025 and 2024

The table below summarizes our cash flows (used in)/provided by operating, investing and financing activities for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	($'000)	($'000)
Net cash used in operating activities	$(23,289)	$(23,414)
Net cash used in investing activities	(20)	(699)
Net cash provided by financing activities	288	46,187
Effect of exchange rate changes	1,917	1,027
(Decrease)/increase in cash and cash equivalents	$(21,104)	$23,101

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $23.3 million, a decrease of $0.1 million from $23.4 million in the nine months ended September 30, 2024. This decrease is principally due to:

a)
receipt of $3.3 million in R&D tax credits in the nine months ended September 30, 2025; and
b)
receipt of a $0.5 million one-time milestone payment in the nine months ended September 30, 2025 for the achievement of a clinical milestone on leflutrozole in the six months ended June 30, 2025, net of $0.1 million paid to Novartis.

These decreases were offset by receipt of $2.0 million from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years in the nine months ended September 30, 2024 with no similar amounts recognized in the nine months ended September 30, 2025 and higher net cash operating payments of approximately $1.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was less than $0.1 million, a decrease of $0.7 million from $0.7 million in the nine months ended September 30, 2024. The decrease is principally due to lower payments to acquire intangible assets and proceeds from out-licensing of vantictumab in the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $0.3 million, a decrease of $45.9 million from $46.2 million in the nine months ended September 30, 2024. The decrease primarily represents the net proceeds of $46.2 million from the underwritten registered direct offering in the nine months ended September 30, 2024 with no similar financing activities in the nine months ended September 30, 2025.

Operating and Capital Expenditure Requirements

As of September 30, 2025, we had an accumulated deficit of $493.7 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product candidates we develop.

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
•
the performance of our collaborators and partners under the existing agreements on setrusumab, vantictumab, leflutrozole and navicixizumab;

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2025.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2025.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange Act) occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2025, we were not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 10, 2025.

MEREO BIOPHARMA GROUP PLC

Date: November 10, 2025	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: November 10, 2025	/s/ Christine Fox
Christine Fox
Chief Financial Officer