Form 10-K
period 2025-12-31
Mereo BioPharma Group plc
filed 2026-03-19
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $368,470,120.

As of March 18, 2026 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 798,078,829

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
"ADO2" are to Autosomal Dominant Osteopetrosis Type 2, an inherited metabolic bone disorder characterized by impaired osteoclast function.
•
“ADSs” are to our American Depositary Shares, each of which represents five ordinary shares of Mereo BioPharma Group plc;
•
“ADRs” are to the American Depositary Receipts that evidence our ADSs;
•
“AECOPD” are to acute exacerbation of chronic obstructive pulmonary disease;
•
"ASBMR 2025" are to the American Society for Bone and Mineral Research Annual Meeting held in September 2025;
•
"Āshibio" are to āshibio, Inc.;
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
•
"IND" are to Investigational New Drug Application;
•
“Leflutrozole” are to an oral aromatase inhibitor for potential treatment of male infertility associated with HH;
•
“MAA” are to Marketing Authorization Applications;
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
•
"MHRA" are to the United Kingdom Medicines and Healthcare products Regulatory Agency;
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
•
"Vantictumab" are to an anti-FZD monoclonal antibody for potential treatment of Autosomal Dominant Osteopetrosis Type 2;
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect”, “plan,” “foresee,” “should,” “would,” “could,” “outlook,” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking.

Any forward-looking statements in this Annual Report reflect our current expectations, beliefs and assumptions concerning future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the uncertainties inherent in the clinical development process; the Company’s reliance on third parties to conduct its clinical trials and provide funding for its clinical trials; the sufficiency of existing cash to fund operations and/or the inability to raise additional funding on favorable terms or at all; the uncertainty inherent in regulatory review processes, including varying interpretations and analyses of data from clinical trials; the Company’s dependence on enrollment of patients in its clinical trials; potentially smaller than anticipated market opportunities for the Company's product candidates; the Company’s dependence on its key executives; the Company’s ability to maintain compliance with Nasdaq continued listing requirements; and additional factors listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
•
The regulatory approval processes of the FDA and comparable foreign authorities, such as the EMA and MHRA, are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be harmed substantially.
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
•
We may not satisfy Nasdaq’s requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our ADSs which could have an adverse impact on the liquidity and market price of our ADSs.
•
Failure to establish and maintain effective internal controls could have a material adverse effect on our business and stock price.

Item 1. Business

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our late-stage rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (“OI”) and alvelestat for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (“AATD-LD”). Setrusumab has received orphan designation for OI from the European Commission (“EC”) and the FDA, PRIME designation from the EMA and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA. We also have an early-stage rare disease program, vantictumab, for the treatment of a second bone disease, autosomal dominant osteopetrosis Type 2 (“ADO2”). The global development of vantictumab is being funded and led by our partner, āshibio, and we retain the European commercial rights.

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed on this strategy by acquiring all of our clinical-stage product candidates of which three were in rare diseases. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate, and we and our partner Ultragenyx recently announced the results from two Phase 3 studies for our lead program setrusumab in OI.

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

Our Strategy

We intend to become a leading biopharmaceutical company developing innovative therapeutics that aim to improve outcomes for patients with rare diseases. The key elements of our strategy to achieve this goal include:

•
•
Rapidly develop and potentially commercialize our rare disease product candidates. Our late-stage rare disease product candidates setrusumab and alvelestat have been acquired or in-licensed from pharmaceutical companies following strategic de-prioritization. Prior to this they have received significant investment in preclinical, toxicology, clinical studies and CMC. We have built expertise in the areas of patient identification, clinical study design and regulatory strategy. This combination of prior investment and our expertise has allowed us to rapidly develop our two late-stage rare disease product candidates. For example, setrusumab has completed a Phase 2 in adult OI patients and we and our partner Ultragenyx recently reported data from two Phase 3 studies in pediatric and young adult OI patients, and alvelestat has completed two Phase 2 studies and is ready to progress into Phase 3. We may seek to partner our rare disease product candidates for further development where it makes strategic sense to do so, including potentially seeking partnerships on a regional basis. However, as commercialization of rare disease products can be achieved using a highly specialized and focused infrastructure, we may seek to commercialize our rare disease product candidates, once approved, in select markets. For example, as part of our partnership with Ultragenyx, we have the retained the commercial rights to setrusumab in Europe and the U.K., and we have out-licensed our early-stage rare disease product candidate vantictumab to āshibio, while retaining rights to commercialize in Europe and the U.K.
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

•
Explore out-licensing or sale opportunities with third parties for further clinical development and/or commercialization of our non-core and non-rare disease programs. In March 2018, we reported top-line Phase 2b data for leflutrozole for the treatment of HH and in December 2018, we reported positive results from the safety extension study for leflutrozole. In December 2023, leflutrozole was partnered on a global basis with ReproNovo SA ("ReproNovo") and ReproNovo has commenced a Phase 2 clinical trial for leflutrozole for the treatment of infertility in men with low serum testosterone. Navicixizumab, for the treatment of late line ovarian cancer has completed a Phase 1 study and was partnered on a global basis with Feng Biosciences in January 2020. Etigilimab and acumapimod remain available for partnering.

Our Pipeline

The following table summarizes our pipeline for our core product candidates. We have global commercial rights to alvelestat, commercial rights to setrusumab in Europe and the U.K., and commercial rights to vantictumab in Europe and the U.K. We granted exclusive licenses to Ultragenyx to develop and commercialize setrusumab and to āshibio to develop and commercialize vantictumab outside our territories in the U.S. and rest of the world. In addition, we have licensed global rights for leflutrozole to ReproNovo and for navicixizumab to Feng Biosciences. We have global rights to etigilimab and acumapimod, which both remain available for partnering.

Candidate
Preclinical
Phase 1
Phase 2
Phase 3
Partner
Setrusumab
Osteogenesis Imperfecta
Orbit (5 - 25 yrs old)
Cosmic (2 - 6 yrs old)
ultragenyx
pharmaceutical
Alvelestat
AATD-LD
UAB
THE UNIVERSITY OF ALABAMA AT BIRMINGHAM.
Partnering process ongoing
Vantictumab
Osteopetrosis
āshibio

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

There are many different recognized forms of OI, but the Type I, II, III and IV are estimated to represent approximately 80% to 90% of the total population. Type I is cited to be the least severe, although patients can still have many fractures and other physical manifestations of the disease, while Type II is the most severe and frequently causes death at or shortly after birth. Type I is the most prevalent and estimated to occur in approximately 50% to 60% of OI patients. Type III and Type IV patients may be wheelchair bound and typically have many fractures through their lifetime. Type III and Type IV patients may also have short stature, scoliosis and hearing loss by the time they are young adults. OI is typically diagnosed at birth with most patients being born with a blue or gray tint to the sclera, the part of the eye that is usually white.

Current Treatment Landscape for Osteogenesis Imperfecta

There are no therapies approved by the FDA, EMA or MHRA for the treatment of OI, except for neridronate which is approved for the treatment of OI in Italy. The only treatments available to OI patients are the acute management of fractures as they occur and drugs such as bisphosphonates which are typically used to treat osteoporosis and are not approved for OI but are commonly used off-label in both children and adults. Bisphosphonates reduce the rate of bone resorption by inhibiting osteoclastic activity. These anti-resorptives include Aredia (pamidronate), Fosamax (alendronate), Reclast (zoledronic acid) and neridronate (which is approved for the treatment of OI in Italy). Bisphosphonates have not consistently been shown to reduce fractures in pediatric or adult OI patients and the effect of long-term therapy with these drugs remains unclear in both children and adults.

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

In 2016, we obtained orphan drug designation in OI for setrusumab in the U.S. and the EU and, in November 2017, the program was accepted into the PRIority MEdicinePriority Medicines scheme (“PRIME”) of the EMA. In September 2020 we received rare pediatric disease designation for setrusumab in OI from the FDA. In October 2024 our partner, Ultragenyx, received Breakthrough Therapy designation from the FDA. See “—Government Regulation—Foreign Government Regulation.”

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

Additional data from the Phase 2 portion of the Phase 2/3 Orbit study were reported at the annual ASBMR meeting in October 2023 and demonstrated that treatment with setrusumab significantly reduced incidence of fractures in patients with OI with at least six months of follow-up and continued to demonstrate ongoing and meaningful improvements in lumbar spine BMD. As of the cut-off date and following at least six months of treatment with setrusumab, the annualized fracture rate across all 24 patients in the Phase 2 portion of the study was reduced by 67%. The median annualized fracture rate of 0.72 in the two years prior to treatment was reduced to 0.00 (n=24, p=0.042) during the mean treatment duration period of nine months. These fractures excluded fractures of the fingers, toes, skull and face consistent with the Phase 3 study design. Following initiation of treatment with setrusumab, 20 patients experienced no radiographic-confirmed fractures, and four patients experienced seven radiographic-confirmed fractures in five separate events. Two of these fractures occurred within the first two months of treatment, a time in which setrusumab-induced increases in BMD may have been suboptimal in reducing fractures.

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

Phase 3 Orbit and Cosmic Studies

The Phase 3 portion of the Orbit study completed enrollment in April 2024 of 158 patients (aged 5 - <26 years old) at 45 sites across 11 countries. Patients were randomized 2:1 to receive setrusumab (20 mg/kg) or placebo, respectively, with a primary efficacy endpoint of a reduction in annualized clinical fracture rate, excluding fingers, toes, skull and face.

A second study, Cosmic, a Phase 3 open-label study in younger children (aged 2 - < 7 years old) completed enrollment in April 2024 of 66 patients at 21 sites across seven countries. The Cosmic study is an active-controlled study evaluating the effect of setrusumab compared to intravenous bisphosphonates (IV-BP) therapy (randomized 1:1) on annualized total fracture rate.

Top-line Data from Setrusumab Phase 3 Orbit and Cosmic Studies

On December 29, 2025, we announced the results from the Phase 3 Orbit and Cosmic studies evaluating setrusumab in pediatric and young adult patients with OI. Neither study achieved statistical significance against the primary endpoints of reduction in annualized clinical fracture rate compared to placebo or bisphosphonates, respectively. Both studies achieved their secondary endpoints of improvements in BMD against comparators (placebo and bisphosphonates) with strong statistical significance. There was no change in the safety profile observed.

In the Orbit study, participants experienced statistically significant and substantial improvements in BMD compared to placebo, at levels consistent with the treatment effect observed in Phase 2 studies. These BMD changes were not accompanied by a corresponding reduction in annualized fracture rates and there was a low fracture rate in the placebo group.

In the pediatric Cosmic study, patients had a substantially higher baseline fracture rate compared to the patients enrolled in Orbit. In this younger patient population, meaningful improvements in BMD were associated with a reduction in annualized fracture rate for setrusumab treated patients over bisphosphonates treated patients, though the reduction did not meet statistical significance.

Following the top-line data release, additional analyses from both studies indicate that in pediatrics and teens, setrusumab results in a reduction in vertebral fractures, and has a positive impact on pain and mobility/sports activity. The data continue to be analyzed and once completed, we expect to determine the next steps, including potential regulatory interactions.

Alvelestat (MPH-966) for the Treatment of Severe Alpha-1 Antitrypsin Deficiency-Associated Lung Disease (AATD-LD)

Overview

We are developing alvelestat for the treatment of severe AATD-LD. AATD-LD is a potentially life-threatening rare, genetic condition that results in severe debilitating diseases, including early-onset pulmonary emphysema. Alvelestat is a novel, oral small molecule designed to inhibit NE. Scientific data indicate that the increased risk of lung tissue injury in patients with AATD-LD may be due to inadequately controlled NE caused by insufficient alpha-1 antitrypsin (AAT). We believe that by inhibiting NE, alvelestat has the potential to reduce the destruction of lung tissue and stabilize clinical deterioration in patients with severe AATD-LD patients.

Background of Alpha-1-Antitrypsin Deficiency

AATD is a genetic disease. There are estimated to be 50,000 people in North America and 60,000 in Europe with severe AATD, which we define as AATD in patients with serum AAT levels <11μM, (most commonly either a PiZZ genotype or Null/Null genotype) although there are approximately only 10,000 people diagnosed in North America. The major function of AAT in the lungs is to protect the connective tissue from NE released from triggered neutrophils. The lungs are normally defended from NE attack by AAT, which is a highly effective inhibitor of NE. People with severe AATD produce ineffective or no AAT and are, therefore, unable to defend against NE attack. As a result, individuals with severe AATD commonly experience degeneration of lung function, such as early-onset pulmonary emphysema, which significantly affects quality of life and life expectancy. They may require oxygen therapy in order to continue their daily lives and the most severe patients may require lung transplantation.

AATD is the result of a mutation of the SERPINA1 gene. Most people with severe AATD inherit two copies of the defective PiZ allele, or gene variant, of the SERPINA1 gene, resulting in a PiZZ genotype. Patients with a PiZZ genotype have approximately 15% of normal AAT levels. Individuals who inherit two copies of the Null allele, resulting in a Null/Null genotype, do not produce any AAT. These two groups are at very high risk of developing lung disease. Patients with the PiZZ genotype experience loss of lung tissue as measured by lung density on computed tomographic (CT) scanning, a decline in FEV1, a standard measure of exhalation, acute exacerbations of respiratory disease and poor quality of life. Respiratory disease can progress to need for chronic oxygen therapy, lung transplant and death. The annual mortality rate in this genotype is estimated to be 4%. Given that individuals with the Null/Null genotype do not produce any AAT, we believe that they are likely to experience an even greater annual decline in lung function.

Current Treatment Landscape for Alpha-1 Antitrypsin Deficiency-Associated Lung Disease

AATD-LD patients are monitored by pulmonary functions tests, including spirometry. Treatment involves bronchodilators and inhaled corticosteroid medications and pulmonary rehabilitation, with increased intensity of therapy guided by disease severity. Surgical options include lung volume reduction surgery and lung transplantation. Both are highly invasive, and transplantation is only an option for a portion of patients with end-stage disease despite optimal therapy.

Augmentation therapy is available for AATD-LD, using a partially purified plasma preparation highly enriched for AAT that is administered weekly by intravenous infusion. This therapy was first approved by the FDA in the 1980s based on its biochemical efficacy, meaning its ability to raise blood levels of AAT, but not based on clinical outcome data. Several observational studies have suggested that AAT augmentation therapy may slow the rate of decline in lung function in a subgroup of AATD-LD patients with moderate-to-severe airflow obstruction, but not for those with earlier stages of lung disease. In a randomized, controlled trial of augmentation therapy, patients had some reduction in the progression of emphysema, as assessed by measuring lung density using computed tomography. The study did not show a slowing in the decline in FEV1.

We believe that current therapies for AATD-LD are inadequate. Surgical options are limited to a few patients, are highly invasive, have variable results, and do not address the underlying pathology of AATD-LD. AAT augmentation therapy, while FDA approved, was not approved on the basis of clinical outcome data. Benefit has not been demonstrated in patients with earlier stages of lung disease where there is an unmet need to reduce progression of irreversible lung tissue loss. In Europe, regulatory approval was on efficacy based on slowing of CT density decline, without effects on other measures such as FEV1 or patient-reported outcomes. Further, AAT augmentation therapy is not universally reimbursed and thus is not currently available to patients in several jurisdictions, including some key European markets. In addition, AAT augmentation therapy requires potentially inconvenient weekly intravenous infusions.

Our Approach

Our product candidate for treating severe AATD-LD is alvelestat, a potent, specific oral small molecule that is designed to inhibit NE. We believe that by inhibiting NE, alvelestat has the potential to reduce the enzymatic destruction of lung tissue. Furthermore, we believe that convenient oral dosing of alvelestat could provide a significant advantage compared to the current treatments for AATD of weekly intravenous AAT augmentation therapy. Alvelestat is not being investigated for treatment of the hepatic disease which is due to the damaging effect of accumulated abnormal ZZ protein in the liver, rather than the protein deficiency. Severe liver disease occurs in approximately 10% cases of severe AATD, predominantly in children.

Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA.

Clinical Development of Alvelestat

Prior to our license of alvelestat, AstraZeneca conducted 12 clinical trials involving 1,776 subjects, including trials in COPD, bronchiectasis and cystic fibrosis. Although these trials were conducted in diseases other than AATD-LD, we believe the data demonstrated potential clinical benefit and biomarker evidence of treatment effect for AATD-LD patients. These trials created a safety database of 1,149 subjects treated with alvelestat.

Phase 2 Clinical Trials in AATD-LD

In May 2022, we successfully completed a Phase 2, placebo-controlled, 12-week, dose-ranging, proof-of-concept clinical trial (ASTRAEUS) in 99 patients with AATD-LD in the U.S. and the EU which demonstrated statistically significant changes in NE activity and biomarkers of disease severity at different time points up to 12 weeks. We enrolled only adult patients with PiZZ or Null/Null genotypes or rare genotypes with severe deficiency of alpha-1 antitrypsin (<11 microMolar) with confirmed emphysema, who had not received AAT augmentation therapy or had undergone a wash-out period following AAT augmentation therapy. The study examined two doses of alvelestat (120 mg and 240 mg) compared to placebo with three primary endpoints along the pathogenic pathway of lung disease in AATD-LD patients. These primary endpoints were plasma desmosine (a biomarker of protease-driven elastin breakdown), Aα-Val360, a specific biomarker of NE proteolytic activity, and NE activity in blood. Secondary endpoints were safety, exacerbation frequency, and pharmacokinetics. Exploratory endpoints were St. Georges Respiratory Questionnaire (SGRQ) which is a patient-reported outcome of Respiratory Health Status and lung function tests, including FEV1.

We subsequently announced additional Phase 2 data from this study in October 2022 demonstrating the association of biomarker responders in alvelestat-treated patients to improvement in the Activity domain of the St George’s Respiratory Questionnaire, but not in patients treated with placebo.

No new safety signals were detected in patients with AATD-LD compared to the previous studies conducted by AstraZeneca. The most frequent adverse event was headache which was more frequently observed at the higher doses of alvelestat (120 mg and 240 mg) used in AATD-LD than at the lower doses used in previous studies in COPD, bronchiectasis and cystic fibrosis. There was evidence of tolerance to headache being induced, and we intend to use a dose-escalation regime for initiation of treatment in future trials. Monitoring for Adverse Events of Special Interest (AESIs) documented a single treatment-emergent adverse event (TEAE) of liver function abnormality (raised hepatic transaminases, without meeting Hy’s Law) and one AESI of prolonged QTc, in which study-drug stopping criteria being met were reported in the ASTRAEUS trial. Both events fully resolved on study drug cessation.

In October 2023, the University of Alabama at Birmingham (UAB) and Mereo reported on the ATALANTa study, a multi-center, double-blind, placebo-controlled, proof-of-concept investigator-led study run by Professor Mark Dransfield, Director of the Division of Pulmonary, Allergy and Critical Care, UAB, in collaboration with Mereo. ATALANTa investigated the safety and efficacy of alvelestat 120 mg, or matched placebo, twice daily, for 12 weeks in a broad range of individuals with AATD-LD, including those with less severe phenotypes (Pi*SZ) and earlier stage patients than were enrolled in the Company-sponsored ASTRAEUS Phase 2 study, and those receiving augmentation therapy. The study randomized 63 patients, 32 in the 120 mg alvelestat arm (44% on augmentation therapy) and 31 in the placebo arm (48% on augmentation therapy). The results demonstrated with the 120 mg dose of alvelestat (the lower dose used in the Phase 2 ASTRAEUS study) are consistent with those observed in ASTRAEUS on blood NE activity and changes in the disease-activity biomarkers, desmosine and Aα-val360. The data demonstrate that the 120 mg dose of alvelestat appears generally safe on top of augmentation. The greater biomarker efficacy supports Mereo’s selection of the 240 mg dose to be studied in the planned Phase 3 pivotal trial. Exploratory endpoints in ATALANTa demonstrated statistically significant improvement in SGRQ Activity score (p=0.0106 versus placebo) and a trend to improvement in SGRQ Total score at 12 weeks in patients not receiving augmentation therapy and having earlier stage lung disease (based on their FEV1). The ATALANTa and ASTRAEUS data support the use of the SGRQ Total score in the planned Phase 3 pivotal trial and inclusion of patients with earlier stages of lung disease. Safety in ATALANTa was consistent with the known alvelestat profile and there were no liver or QTc AESIs documented.

Planned Phase 3 Clinical Trial in AATD-LD

In March 2023, we announced the outcome of the end-of-Phase 2 discussions with the FDA and the EMA (Scientific Advice) and the guidance on the Phase 3 endpoints received from both Regulatory Agencies. In the EU, the Company received guidance that lung density by computed tomography (CT) scan with a relaxed p value (p<0.1) may be sufficient for full regulatory approval. In the U.S., following additional FDA interactions in the second half of 2023, the Company has aligned on St George’s Respiratory questionnaire (SGRQ) total score as the primary endpoint, with a functional assessment as a key secondary endpoint, which, if successful, is expected to support submissions for full regulatory approval in the U.S. Inclusion of patients with earlier and later stage lung disease progression in the planned registrational study could increase the addressable patient population for alvelestat. Based on the guidance from the FDA and the EMA, the Company has designed a single, global, Phase 3 study evaluating the 240 mg dose of alvelestat versus placebo in approximately 220 patients with AATD-LD with two independent primary endpoints to support applications for full marketing approvals in both the U.S. and EU. Qualitative research to test that the SGRQ is fit for purpose in the

AATD-LD population, as required by FDA, was completed in 2024. A Pediatric Investigation Plan ("PIP") full waiver was agreed by the EMA in 2024, meaning that no pediatric studies are required.

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

An investigator-sponsored open-label Phase 1b/2 study in BOS following allogeneic stem cell transplant is being conducted. In January 2025, the Clinical Trial Agreement between Mereo and The Center for Cancer Research, National Cancer Institute was amended to expire on the earlier of completion of the research or May 31, 2026 and no subject was enrolled in the trial after May 31, 2025.

Vantictumab (OMP-18R5) for the Treatment of Autosomal Dominant Osteopetrosis Type 2

Vantictumab is an anti-FZD monoclonal antibody that we acquired in the Merger, which is being investigated for treatment in ADO2. In August 2025, we announced a license agreement with āshibio under which āshibio will fund and lead global clinical development of vantictumab and we retain rights to commercialize vantictumab in Europe and the U.K. with āshibio having exclusive rights in the U.S. and rest of world.

ADO2 (also known as Albers-Schönberg disease) is a rare inherited metabolic bone disorder for which there is currently no approved therapy. ADO2 is caused by reduced function of osteoclasts. Impaired osteoclast function results in dense, brittle bone and leads to complications such as multiple fractures, poor bone healing, low blood counts (due to encroachment of the bone marrow), and nerve compression that can cause pain, deafness, and/or blindness. ADO2 results from a mutation in the chloride channel 7 (CLCN7) gene, with the most common mutation being G215R.

The Wnt pathway plays a key role in bone homeostasis. Vantictumab is a novel antibody that binds to certain Frizzled receptors and inhibits the Wnt signaling pathway. This enhances bone resorption by promoting osteoclast activity resulting in re-established bone homeostasis. Between 2011 and 2017 vantictumab was investigated in approximately 100 patients in four Phase 1a/1b studies in oncology indications. Biomarker data demonstrated an impact on osteoclast function and high bone turnover leading to fragility fractures in some patients.

Āshibio reported promising pre-clinical data at ASBMR 2025 with vantictumab significantly decreasing areal BMD in the ADO2 mouse model (whole body, femur and spine), improving measures of bone structure and quality and rescuing the bone phenotype in ADO2 mice. These results support the clinical development of vantictumab and āshibio expect to file an IND in the second half of 2026.

Our Non-Core Partnered Programs

Following completion of successful Phase 1b or Phase 2 studies the products below are programs which we have successfully partnered.

Leflutrozole (BGS-649) for the Treatment of Hypogonadotropic Hypogonadism

Leflutrozole is an oral inhibitor of aromatase. Excess aromatase in fat tissue reduces testosterone, luteinizing hormone ("LH") and follicle-stimulating hormone ("FSH"), leading to HH. In Phase 2 trials, leflutrozole normalized testosterone, increased LH and FSH, improved total sperm count, and was reported to be well-tolerated.

In December 2023, we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole, a non-steroidal aromatase inhibitor. See “—Other Licensing Agreements—Licensing Agreement for Leflutrozole.” Under the terms of the license agreement, ReproNovo, a reproductive medicine company, is responsible for all future development and commercialization of leflutrozole.

Mereo previously received an upfront payment of $1.0 million in 2023 and received an additional $0.5 million milestone payment in the year ended December 31, 2025 following the announcement that the first participant had been included in a Phase 2 trial of leflutrozole. Mereo will be eligible to receive up to $63.8 million for additional development, regulatory and commercial milestones as well as tiered mid-single digit royalties on global annual net sales of leflutrozole.

Navicixizumab (OMP-305B83) for the Treatment of Ovarian Cancer

Navicixizumab is a bispecific antibody that inhibits delta-like ligand 4 (DLL4) and vascular endothelial growth factor (VEGF).

We acquired navicixizumab in the Merger. In January 2020, we out-licensed navicixizumab to Feng Biosciences. See “— Other Licensing Agreements—Licensing Agreement for Navicixizumab.”

Our Non-Core Programs Available for Partnering

Following completion of successful Phase 1b or Phase 2 studies, the following programs are available for partnering.

Etigilimab (MPH-313) for the Treatment of Advanced Solid Tumors

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

Material Agreements

Agreements with Ultragenyx for Setrusumab

On December 17, 2020, we announced that we entered into a license and collaboration agreement with Ultragenyx, for setrusumab for OI. Under the terms of the agreement, Ultragenyx will lead future global development of setrusumab in both pediatric and adult patients. We granted Ultragenyx an exclusive license to develop and commercialize setrusumab in the U.S. and rest of the world, excluding Europe and the U.K., where we retain commercial rights. Each party will be responsible for post-marketing commitments in their respective territories. Under the terms of the agreement, Ultragenyx made an upfront payment of $50 million to Mereo and a $9.0 million payment during the year ended December 31, 2023 upon achievement of a clinical milestone. Ultragenyx will pay up to $245 million in additional development, regulatory and commercial milestones and tiered double digit percentage royalties to us on net sales outside of Europe and the U.K. and we will pay a fixed double digit percentage royalty to Ultragenyx on net sales in Europe and the U.K. If Ultragenyx receives and resells an FDA priority review voucher (“PRV”) in connection with a new drug application approval, Mereo is entitled to receive a portion of the proceeds from the sale of the PRV or a cash payment from Ultragenyx, in the event they choose to retain the PRV. Under the terms of our 2015 agreement with Novartis, we will pay Novartis a percentage of proceeds, subject to certain deductions, and we will receive a substantial majority of the payments from Ultragenyx.

In December 2024, we entered into a manufacturing and supply agreement with Ultragenyx (the “Ultragenyx Manufacturing and Supply Agreement”) under which Ultragenyx is responsible for the manufacture and supply of setrusumab to Mereo in our territories. We are also required to reimburse Ultragenyx for a portion of the manufacturing process development costs, future commercial supply costs as well as a portion of costs in the event of cancellation of certain manufacturing slots.

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

Under the terms of the Original Agreements, we obtained from AstraZeneca an exclusive worldwide, sub-licensable license under AstraZeneca’s intellectual property rights relating to alvelestat, with an option to acquire such intellectual property rights following commencement of a pivotal trial and payment of related milestone payments, together with the acquisition of certain related assets. Upon entering into the Original Agreements, we made a payment of $3.0 million and issued 490,798 ordinary shares (equivalent to 98,159 ADSs) to AstraZeneca, for an aggregate upfront payment equal to $5.0 million. Upon execution of the Amended AstraZeneca License Agreement, we issued 2,044,390 ordinary shares and paid $0.5 million to AstraZeneca in respect of an agreed milestone.

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

In addition, as of December 31, 2025, Novartis has warrants outstanding to purchase a total of 2,000,000 ordinary shares at an exercise price of £0.150 per ordinary share, exercisable until February 10, 2028. These warrants were issued on February 10, 2023, in connection with the amendment of a £3.8 million convertible loan note instrument (the "Novartis Loan Note") that we originally entered into on February 10, 2020, and which was fully converted in February 2025.

Other Licensing Agreements

Licensing Agreement for Vantictumab

In August 2025, we announced a license agreement with āshibio for the development and commercialization of vantictumab, an anti-FZD monoclonal antibody that we acquired in the Merger, which is being investigated for treatment in ADO2. Under the terms of the license agreement, āshibio will fund and lead global clinical development of vantictumab and we retain rights to commercialize vantictumab in Europe in the U.K., with āshibio having exclusive rights in the U.S. and rest of world. We received an upfront payment of $0.3 million and will be eligible to receive up to €13 million of additional development and regulatory milestones as well as tiered mid-single digit royalties on annual net sales of vantictumab outside of Europe and the U.K from āshibio. Mereo is obligated to pay āshibio up to $190 million in future milestone payments, contingent upon the achievement of certain regulatory and commercial milestones, as well as tiered mid-single and low-double digit royalties on annual net sales of vantictumab in Europe and the U.K.

Licensing Agreement for Leflutrozole

In December 2023, we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole, a non-steroidal aromatase inhibitor. Under the terms of the license agreement, ReproNovo, a reproductive medicine company, is responsible for all future development and commercialization of leflutrozole. Mereo previously received an upfront payment of $1.0 million in 2023 and received an additional $0.5 million milestone payment in the year ended December 31, 2025 following the announcement that the first participant had been included in a Phase 2 trial of leflutrozole. Mereo will be eligible to receive up to $63.8 million additional development, regulatory and commercial milestones as well as tiered mid-single digit royalties on global annual net sales of leflutrozole.

Licensing Agreement for Navicixizumab

In January 2020, we entered into a global license agreement with Feng Biosciences for the development and commercialization of navicixizumab, an anti-DLL4/VEGF bispecific antibody, which, at the time, was being evaluated in a Phase 1b study in combination with paclitaxel in patients with advanced heavily pretreated ovarian cancer. Navicixizumab previously completed a Phase 1a monotherapy study in patients with various types of refractory solid tumors and is one of two product candidates we acquired through the Merger.

Under the terms of the license agreement, Feng Biosciences received an exclusive worldwide license to develop and commercialize navicixizumab. We received an upfront payment of $4.0 million and in February 2022 we received an additional payment of $2.0 million, following satisfaction of a milestone. Feng Biosciences will be responsible for all future research, development and commercialization of navicixizumab. Additionally, we will be eligible to receive up to $300 million in future clinical, regulatory and commercial milestones, tiered royalties ranging from the mid-single-digit to sub-teen percentages on global annual net sales of navicixizumab, as well as a negotiated percentage of sublicensing revenues from any sublicensees. We will only be eligible to receive a negotiated percentage of sublicensing revenues in the event Feng Biosciences elects only to sublicense and not commercialize navicixizumab, or a negotiated percentage of the total consideration paid by a purchaser in the event of change of control of Feng Biosciences.

In February 2022, we received a milestone payment of $2.0 million (£1.5 million) under the Navicixizumab License Agreement with Feng Biosciences. An associated payment was made to the former shareholders of Mereo BioPharma 5, (formerly OncoMed) under the CVR Agreement of a total of $0.9 million (£0.7 million), after deductions of costs, charges and expenditures.

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

Commercialization, Sales and Marketing

We do not have our own marketing, sales, or distribution capabilities. In order to commercialize our product candidates, if approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience. In December 2020, we entered into a license and collaboration agreement with Ultragenyx for setrusumab and in August 2025 we announced a license agreement with āshibio for vantictumab, under which we retain rights to commercialize both product candidates in Europe and the U.K. For our other partnered programs, leflutrozole and navicixizumab, global commercialization rights are held by our partners. For our other current and future product candidates, we intend to take strategic decisions on whether to further develop them, potentially through to approval, directly commercializing globally or in certain territories, or to seek a partner for further development, co-development and/or commercialization. For product candidates we intend to commercialize or co-commercialize, we must either establish a sales and marketing organization with technical expertise and supporting distribution capabilities in major markets or potentially outsource aspects of these functions to third parties or partners.

Competition

We compete directly with other biopharmaceutical and pharmaceutical companies that focus on the treatment of OI, AATD and ADO2, as well as face competition in treatments for solid tumors and AECOPD potentially impacting our ability to partner our non-core programs. We may also face competition from academic research institutions, governmental agencies and other various public and private research institutions. We expect to face increasingly intense competition as new technologies become available. Any product candidates, including setrusumab, alvelestat, vantictumab, etigilimab and acumapimod that we or our partners successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We consider setrusumab’s current closest potential competitors in development for the treatment of OI to be Amgen and UCB’s anti-sclerostin antibody, romosozumab (Evenity), which was approved for osteoporosis in the U.S. in April 2019 and in December 2019 in Europe. Amgen Inc. (“Amgen”) and UCB Pharma SA ("UCB") are studying romosozumab in an open-label Phase 3 study in children and adolescents with OI in line with their pediatric investigation plan. In addition, Transcenta Holding has licensed the Chinese rights to the anti-sclerostin antibody blosozumab from Eli Lilly and Company (“Lilly”) and plans to develop it for osteoporosis. Amgen has also terminated a Phase 3 study and an open label extension study of denosumab (Prolia) an anti-resorptive agent in pediatric patients with OI. BOOST Pharma has conducted a Phase 1/2 trial of its fetal-derived mesenchymal stem cell therapy in prenatal & postnatal patients with severe OI and is now planning a Phase 3 trial. Furthermore, Angitia Biopharmaceuticals has completed a Phase 1 trial of its Sclerostin & Dickkopf-1 bispecific antibody and is now planning a Phase 2 Clinical Trial in adults with OI.

We consider alvelestat’s current closest potential competitors for the treatment of severe AATD to be alpha-1 proteinase inhibitors that are administered intravenously in AAT augmentation therapy. Currently, there are four inhibitors on the market in the U.S. and the EU: Prolastin-C from Grifols, S.A. (“Grifols”), Aralast from Shire plc, now a subsidiary of Takeda Pharmaceutical Company Ltd (“Shire”), Zemaira from CSL Limited (“CSL”), and Glassia from Kamada Ltd. (“Kamada”). Kamada also has a recombinant alpha-1 antitrypsin in early development. Sanofi S.A. (“Sanofi”) has completed a Phase 2 potentially registrational trial of SAR-447537, a recombinant human alpha-1 antitrypsin Fc fusion protein (rhAAT-Fc) for replacement therapy and are now seeking regulatory guidance. Wave Life Sciences Ltd. (“Wave”) has initiated a Phase 1/2 study of RNA base-editing oligonucleotide

(WVE-0006) to restore wild-type protein in lung and liver disease. Beam Therapeutics Inc. (“Beam”) commenced a Phase 1/2 study of BEAM-302, a genome editing therapy to correct mutant Z-AAT. Krystal Biotech, Inc. (“Krystal”) commenced a Phase 1 study of KB-408, an inhaled gene therapy. Korro Bio, Inc. (“Korro”) were in preliminary stages of clinical development of an RNA Base editing oligonucleotide therapy and now are expected to nominate a new development candidate in 2026. We expect Yoltech Therapeutics, Cornell University, AIRNA, Prime Medicine, CRISPR Therapeutics, and Tessera Therapeutics (a program that is partnered with Regeneron) each to begin early-stage clinical trials in AATD over the next 12-18 months.

There are no therapies with regulatory approval for ADO2. We consider vantictumab's closest competitor to be the pre-clinical CLCN7-targeting siRNA developed by SiSaf Ltd.

We consider etigilimab’s current closest potential competitors to include other anti-TIGIT agents being developed by companies including Roche, Merck, iTeos and GSK, BeOne Medicines, Arcus/Gilead, and Compugen amongst others. In addition, there are other combinations of existing cancer therapies available commercially for example, Yervoy and Opdivo and Opdivo or Keytruda in combination with chemotherapeutic targeted agents. There are a number of bispecific antibodies with an anti-TIGIT arm in development including a Phase 3 program in NSCLC being developed by AstraZeneca. There are also a number of other agents in development to other immuno-oncology targets that could compete with an anti-TIGIT approach, for example anti-LAG3.

For acumapimod, although we are not aware of any approved therapies for the treatment of AECOPD, there are a wide range of established therapies available for the treatment of COPD as well as a number of product candidates in development. We consider acumapimod’s current closest potential competitor for the treatment of AECOPD to be Merck & Co’s nebulized and inhaled ensifentrine (Ohtuvayre), a PDE3 / PDE4 dual inhibitor that recently received regulatory approval as a bronchodilator and anti-inflammatory agent for COPD, Asthma and Cystic Fibrosis patients. Pulmatrix, Inc. (“Pulmatrix”) has PUR1800, a narrow-spectrum kinase inhibitor (NSKI) that completed a Phase 1b trial in COPD. In addition to Pulmatrix, there are several compounds, which directly or indirectly target the p38 MAP Kinase pathway in clinical development by Poolbeg Pharma Plc (“Poolbeg), Fulcrum Therapeutics Inc (“Fulcrum”), GEn1E Lifesciences Inc (“GEn1E Lifesciences”), CervoMed Inc (“CervoMed”), Kinarus AG (“Kinarus”), Neurokine Therapeutics (“Neurokine”), and Inovio Pharmaceuticals Inc (“Inovio”), among others, for therapeutic indications outside the COPD setting. In addition, ReAlta Life Sciences commenced a Phase 2 clinical trial evaluating its complement 1 sub-component inhibitor for the treatment of AECOPD.

We may face increasing competition for additional new product acquisitions from pharmaceutical companies as new companies emerge with a similar business model and other more established companies focus on acquiring product candidates to develop their pipelines. Many of our competitors have significantly greater name recognition, financial, manufacturing, marketing, drug development, technical and human resources than we do. Mergers and acquisitions in the biopharmaceutical and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining top qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of setrusumab, alvelestat, vantictumab, etigilimab and acumapimod, if approved, are likely to be their efficacy, safety, dosing convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, less expensive, convenient or easier to administer or have fewer or less severe side effects than any product candidates that we may develop. Our competitors may also obtain FDA, EMA, MHRA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our own product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if setrusumab, alvelestat, vantictumab, etigilimab, or acumapimod achieve marketing approval, they may be priced at a significant premium over competing product candidates if any have been approved by then, potentially reducing our market opportunity. For more information, see “Item 1A. Risk Factors—Risks Related to Commercialization—We operate in a highly competitive and rapidly changing industry, which may result in others acquiring, developing, or commercializing competing product candidates before or more successfully than we or our partners do.”

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

Our intellectual property is held by our wholly owned subsidiaries. As of December 31, 2025, our patent portfolio comprises approximately 559 issued patents and approximately 57 pending patent applications on a global basis.

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

Setrusumab (BPS-804/UX143)

As of December 31, 2025, we have 132 patents globally (including 5 issued U.S. patents) and 20 patent applications globally (including 2 pending U.S. patent applications) relating to setrusumab and its use for the treatment of OI. A first patent family includes 3 issued U.S. patents and 88 corresponding issued foreign patents that relate to the setrusumab antibody, nucleic acids encoding setrusumab, processes for producing setrusumab, and setrusumab’s use as a medicament. Patents emanating from this first patent family expire in 2028 (not accounting for any available patent term extension). We also have two additional patent families, including 2 issued U.S. patents and 39 issued foreign patents that relate to methods of using anti-sclerostin antibodies, including setrusumab, for the treatment of OI. Patents emanating from these additional patent families expire in 2037 (not accounting for any available patent term extension). Beyond these patents and patent applications, we jointly own with Ultragenyx one additional patent family relating to dosing regimens for the use of anti-sclerostin antibodies, including setrusumab, in the treatment of OI; we expect any patents emanating from this patent family to expire in 2042 (not accounting for any available patent term extension). In December 2020, we entered into a license and collaboration agreement with Ultragenyx for setrusumab for OI, under which Ultragenyx have exclusive rights under all setrusumab patent families outside of Europe. See “—Licensing Agreements with Ultragenyx for Setrusumab.”

On February 3, 2023, Ultragenyx, Mereo BioPharma 3 Limited, UCB and Amgen entered into a non-exclusive worldwide, royalty-free license to research, develop, and commercialize setrusumab in OI under certain UCB/Amgen-owned patent rights related to anti-sclerostin compounds and their uses.

Alvelestat (MPH-966)

As of December 31, 2025, our patent portfolio relating to our product candidate alvelestat consisted of 2 issued U.S. patents, no pending U.S. patent applications, 17 issued or allowed foreign patents and 1 pending foreign patent application, licensed under our agreement with AstraZeneca. See “—Material Agreements—Licensing Agreement with AstraZeneca.” These issued patents and patent applications, if issued, include claims directed to 2-pyridone derivatives as NE inhibitors and their uses as well as claims to a specific polymorph of a tosylate salt of alvelestat, with expected expiry dates between 2027 and 2030.

Our patent portfolio relating to our product candidate alvelestat also includes 4 pending international patent applications filed under the PCT, 4 pending U.S. patent applications, 35 granted foreign patents and 17 pending foreign patent applications which have been filed subsequent to the license agreement with AstraZeneca. These patent applications, if issued, include claims directed to dosing regimens of alvelestat, methods of treatment using alvelestat, and dosage forms of alvelestat with expected expiry dates between 2040 and 2045.

Vantictumab (OMP-18R5)

As of December 31, 2025, our patent portfolio relating to vantictumab and related compounds consisted of 3 U.S. patents. These patents were licensed to āshibio pursuant to the terms of a global licensing agreement announced in August 2025.

Etigilimab (MPH-313)

As of December 31, 2025, our patent portfolio relating to our product candidate etigilimab consisted of 4 granted U.S. patents as well as corresponding patents and patent applications in major foreign jurisdictions.

The patent portfolio relating to our product candidate etigilimab contains one core patent family that covers the product per se as well as medical uses thereof. This patent family currently consists of 2 granted U.S. patents, 32 granted or allowed foreign patents and 2 pending foreign patent applications. Patents that issue from this core family are generally expected to expire in 2036.

The portfolio also includes a second patent family that relates to specific methods of treatment using etigilimab. This patent family currently consists of 2 granted U.S. patents and 7 granted or allowed foreign patents. Any patents that issue from this family are generally expected to expire in 2037.

Navicixizumab (OMP-305B83)

As of December 31, 2025, our patent portfolio relating to navicixizumab consisted of 21 issued or allowed U.S. patents and 3 pending U.S. patent applications, as well as corresponding patents or patent applications in major foreign jurisdictions.

The patent portfolio relating to navicixizumab contains two core patent families, both of which cover the product per se as well as medical uses thereof. Patents and patent applications, if issued, in these core families are expected to expire between 2030 and 2032.

The portfolio also includes several other patent families including issued U.S. and foreign patents and pending applications that relate to specific methods of treatment using navicixizumab. Patents and patent applications, if issued, in these families are expected to expire between 2030 and 2039. Navicixizumab was licensed to Feng Biosciences in January 2020 pursuant to the terms of a global licensing agreement. See “—Other Licensing Agreements—Licensing Agreement for Navicixizumab.”

Acumapimod (BCT-197)

As of December 31, 2025, our patent portfolio relating to our product acumapimod consisted of 10 issued or allowed U.S. patents, no pending U.S. patent applications, 202 issued or allowed foreign patents and 6 pending foreign applications. These issued patents and patent applications, if issued, include claims directed to 5-membered heterocycle-based p38 kinase inhibitors, the use of acumapimod in the treatment of AECOPD, dosage regimens of acumapimod, the use of acumapimod in the treatment of specific patient subpopulations, specific polymorphs of acumapimod, methods of producing specific polymorphs of acumapimod and synthetic methods of production of acumapimod with expected expiry dates between 2025 and 2039.

Leflutrozole (BGS-649)

As of December 31, 2025, our patent portfolio relating to our product leflutrozole consisted of 4 issued U.S. patents and 90 issued foreign patents. These issued patents include claims directed to leflutrozole formulations and the use of leflutrozole in treating hypogonadism according to a specific dosing regimen, with expected expiry dates in 2032 and 2037. Leflutrozole was licensed to

ReproNovo in December 2023 pursuant to the terms of global licensing agreement. See "—Other Licensing Agreements—Licensing Agreement for Leflutrozole".

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practice (“GMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2029. Consequently, unless Congress reauthorizes the program, the sponsor of the marketing application for a drug that receives Rare Pediatric Disease Designation will only be eligible to receive a voucher if the FDA grants the designation on or before September 30, 2029.

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

If a product with orphan status receives the first FDA approval for a use or indication within the rare disease or condition for which it has such designation, the product is entitled to orphan-product exclusivity. Orphan-product exclusivity means that the FDA may not approve any other applications for the same drug, as defined by the FDA, for the same approved use or indication within the applicable rare disease or condition for seven years, except in certain limited circumstances. If a product designated as an orphan product ultimately receives marketing approval for disease or condition broader than what was designated in its orphan-product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient is shown to be clinically superior to the approved product with respect to the same approved use or indication on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan use or indication within the same rare disease or condition as long as the product candidates contain different active ingredients. Moreover, competitors may receive approval of different product candidates for the same use or indication within the rare disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different use or indication.

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

In addition, the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product.

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

Foreign Government Regulation

Our product candidates are subject to similar laws and regulations imposed by jurisdictions outside of the U.S., and, in particular, the European Union (“EU”), governing, among other things, clinical trials, marketing authorization (“MA”), commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation. Because biologically sourced, raw materials are subject to unique contamination risks and their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country.

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

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU, and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of medicinal products, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe (timelines may be re-negotiated with CHMP approval if appropriate) set by the EMA, the MA ceases to be renewed. The EMA may also grant a MA in absence of comprehensive data under “exceptional circumstances”. Unlike a conditional MA, where MA is granted in the likelihood that the sponsor will provide such data within an agreed timeframe, the EMA can grant authorization under exceptional circumstances when comprehensive data cannot be obtained even after authorization.

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

Adaptive pathways

The EMA has an adaptive pathways program which allows for early and progressive patient access to a medicine. The adaptive pathways concept is an approach to medicines approval that aims to improve patients’ access to medicines in cases of high unmet medical need. To achieve this goal, several approaches are envisaged: identifying small populations with severe disease where a medicine’s benefit-risk balance could be favorable; making more use of real-world data where appropriate to support clinical trial data; and involving health technology assessment (“HTA”) bodies early in development to increase the chance that medicines will be recommended for payment and ultimately covered by national healthcare systems. The adaptive pathways concept applies primarily to treatments in areas of high medical need where it is difficult to collect data via traditional routes and where large clinical trials would unnecessarily expose patients who are unlikely to benefit from the medicine. The approach builds on regulatory processes already in place within the existing EU legal framework. These include: scientific advice; compassionate use; the conditional approval mechanism (for medicines addressing life-threatening conditions); patient registries and other pharmacovigilance tools that allow collection of real-life data and development of a risk-management plan for each medicine.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition, (2) either (a) affecting not more than five in 10,000 persons in the EU when the application is made, or (b) that the product without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. Orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA for an orphan medicinal product, applicants are entitled to a ten-year period of market exclusivity for the approved indication. During this market exclusivity period, the competent authorities cannot accept another application for a MA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. This period of orphan market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, i.e. the prevalence of the condition has increased above the threshold or it is judged that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, MA may be granted for another similar product for the same indication at any time if (i) the applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

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

Regulation in the United Kingdom (“U.K”).

Since the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the U.K. has not been directly subject to EU laws with respect to medicinal products.

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

Since January 1, 2021, the MHRA, has been the U.K.’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules applied in Northern Ireland with respect to medicinal products than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a U.K.-wide licensing process for medicines.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into U.K. MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the U.K. from January 1, 2025. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the U.K. can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a U.K. MA to commercialize products in the U.K., an applicant must be established in the U.K. and must follow one of the U.K. national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the U.K. An international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new U.K. MA. There is no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the U.K., rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the U.K.

The U.K. regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into U.K. law, through secondary legislation). On April 28, 2025, the U.K. adopted an amendment to the U.K. clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the U.K. regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period.

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

Privacy and Data Protection Laws in the U.S. and Europe

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, we are subject to European laws relating to our and our suppliers’, partners’ and subcontractors’ collection, control, processing and other use of personal data (i.e., any data relating to an identifiable living individual, whether that individual can be identified directly or indirectly). We and our suppliers, partners and subcontractors process personal data including in relation to our employees, employees of customers, clinical trial participants, healthcare professionals and employees of suppliers including health and medical information. The data privacy regime in the EU includes the General Data Protection Regulation (“GDPR”), the e-Privacy Directive and the national laws and regulations implementing or supplementing each of them. In the U.K., we are subject to the U.K. Data Protection Act 2018, the GDPR as implemented into U.K. law (the “U.K. GDPR”), along with U.K. regulations implementing the e-Privacy Directive. The U.K.’s data protection regime, while currently closely aligned with the EU’s, may diverge over time. Additionally, in the EU and U.K., there are strict regulations on electronic marketing communications and the use of cookies and related technologies, with which we are required to adhere.

The GDPR and U.K. GDPR impose comprehensive data privacy compliance obligations in relation to our collection and use of personal data, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, some of the personal data we process in respect of clinical trial participants is considered special category or sensitive personal data under the GDPR and U.K. GDPR, and subject to additional compliance obligations. We may be subject to diverging requirements under EU member state laws and U.K. law, such as whether consent can be used as the legal basis for processing of clinical trial data and the roles, responsibilities and liabilities as between clinical trial sites and sponsors.

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

In the EU, governments set the price of product candidates through their HTA, and reimbursement rules and control of national health care systems that fund a large part of the cost of those product candidates to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which product candidates may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries might compare the new product to an existing standard of care, including other treatments aimed at the same disease, if they exist. HTA, including cost-effectiveness evaluations, may be conducted in order to assess the medical value or added clinical benefit of a therapy. Countries may also conduct budget-impact assessments for a new therapy. In some cases, tendering is used to decide which therapy will be reimbursed and made available for a group of patients where more than one treatment exists. Countries might also require further studies or in-use evidence to be developed, or create coverage with evidence generation under some form of so-called managed access agreements. Some countries allow for a company to set the price, which is then agreed in negotiation with the country authorities, who might then monitor sales for that product and re-assess or re-evaluate when a certain statutory health insurance expenditure threshold is reached. Other countries might set their price based on prices in a selected country or group of countries under international or external reference pricing systems. If an agreement cannot be reached, confidential discounts might be negotiated between the manufacturer and the healthcare system authorities. The downward pressure on health care costs in general, particularly prescription product candidates, has become very intense. As a result, increasingly high barriers are being erected to the entry of new product candidates. In addition, in some countries, legally permissible cross-border imports from low-priced markets within the EU single market exert a commercial pressure on pricing within a country.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), redesigns the Medicare Part D benefit (beginning in 2024), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any product candidate that we receive marketing authorization for and commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we receive marketing authorization for and commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Individual states in the U.S. have also become increasingly active in implementing state laws and regulations addressing pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products.

In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems, parallel distribution and parallel trade. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU member state could affect the price in other EU member states and, thus, have a negative impact on our financial results.

HTAs of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU member states. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU member state in which the negative assessment was issued, but also in other EU member states.

On December 13, 2021, EU Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with a phased implementation based on the type of products, i.e. oncology and ATMPs as of 2025, orphan medicinal products as of 2028 and 2030 for all other medicinal products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas, using methodologies adapted to the specificities of the type of product in question. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that additional state, federal or foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Human Capital Management

As of December 31, 2025, Mereo had 39 employees. As of December 31, 2025, 34 employees are employed in the U.K. and 5 employees are employed in the U.S.

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

We are a multi-asset, clinical-stage biopharmaceutical company with a limited operating history, and have incurred significant operating losses since our formation. For the year-ended December 31, 2025 we had a net loss of $41.9 million, and we had a net loss of $43.3 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $501.0 million ($462.9 million as of December 31, 2024). Our losses have resulted principally from expenses incurred from the research and development of our product candidates and from general and administrative costs that we have incurred while building and operating our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we invest in our research and development efforts, and seek to obtain regulatory approval and potentially commercialize our product candidates. We anticipate that our expenses will increase substantially as we:

•
continue to analyze the data from the Phase 3 Orbit and Cosmic studies for setrusumab (especially in pediatric patients) to determine the next steps, including any planned regulatory interactions, which, if positive, may lead to potential commercialization of setrusumab, if approved, in the EU and the U.K.;
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

While we have raised approximately $259 million since 2020 through private placements of ordinary shares and convertible loan notes in 2020, a public offering of ADSs in February 2021, an “at-the-market” offering of ADSs in 2023, and an underwritten registered direct offering of ADSs in 2024, we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to advance our rare disease portfolio. In addition, if we obtain marketing approval for product candidates where we retain commercial rights, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to continue to incur additional costs associated with operating as a publicly traded company in the U.S. and maintaining a listing on the Nasdaq Capital Market. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2027 at which point we will require additional capital. Our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

Our future capital requirements will depend on many factors, including:

•
the costs for our activities related to our ongoing collaboration with Ultragenyx for setrusumab for the treatment of children and adults with OI, including the costs related to any regulatory interactions, and preparation for the potential commercialization of setrusumab, if approved, in Europe and the U.K, as well as costs for potential future clinical trials for alvelestat in AATD;
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

Since our formation, we have devoted substantially all of our resources to acquiring our product candidates and developing setrusumab, alvelestat, etigilimab, acumapimod and leflutrozole; building our intellectual property portfolio; developing our supply chain; planning our business; raising capital; and providing general and administrative support for these operations. Additionally, prior to our acquisition of vantictumab, etigilimab and navicixizumab in the Merger, Mereo BioPharma 5 (formerly OncoMed) had invested significant resources to developing these product candidates. We have not yet demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approval, directly contract with third parties to manufacture commercial-scale product candidates, or conduct or partner with others to conduct sales and marketing activities necessary for successful product commercialization. Additionally, although we have acquired product candidates from two large pharmaceutical companies, we have not demonstrated the sustainability of our business model of acquiring and developing product candidates from, and becoming a partner of choice for, pharmaceutical and biotechnology companies, nor have we demonstrated our ability to obtain approvals for or to commercialize or co-commercialize these product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are not permitted to market or promote any product candidates in the U.S., EU, U.K., or other countries before we receive regulatory approval from the FDA, the EMA, or comparable U.K. or foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a BLA or an NDA to the FDA, a MAA or a conditional MA to the EMA, an MAA to the MHRA or comparable applications to other regulatory authorities. The success of our current product candidates will depend on many factors, including the following:

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
•
receipt of regulatory approvals from applicable regulatory authorities, including approvals of NDAs or BLAs from the FDA, or MAAs from the EMA or MHRA and maintaining any such approvals;
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
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell our product candidates, if approved; and
•
if approved, acceptance of our current product candidates by patients, the medical community, and third-party payors; our ability to compete with other therapies to treat OI, AATD, ADO2 or certain oncology indications; continued acceptable safety profiles following approval of our current product candidates; and our ability to qualify for, maintain, enforce, and defend our intellectual property rights and claims.

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

Following the licensing agreements for vantictumab, leflutrozole and navicixizumab, and the completion of a strategic partnership for setrusumab, and if we out-license or sell our non-core product candidates or out-license any of our core rare disease product candidates for any territories, we could be exposed to future liabilities.

In January 2021, we completed a strategic partnership for setrusumab and announced the out-licenses of vantictumab, navicixizumab and leflutrozole in August 2025, January 2020 and December 2023, respectively. We plan to partner or sell or out-license our non-core product candidates, acumapimod for the treatment of AECOPD and etigilimab for the treatment of advanced solid tumors, recognizing the need for a larger sales infrastructure and greater resources to take these product candidates to market.

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

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the COVID-19 pandemic and actual or perceived changes in interest rates and economic inflation), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, trade barriers, tariffs, military conflict, acts of terrorism or other geopolitical events.

Our business is subject to many of these risks as we conduct business internationally. We source research and development, manufacturing, consulting, and other services from companies based throughout the U.S., the EU, the U.K., Switzerland and India and we conduct our clinical trials in the U.S., Canada, certain European countries, and other countries. Accordingly, our future results could be harmed by a variety of factors, any or all of which could disrupt our supply chain, adversely affect the cost of raw materials and other services, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and adversely affect our ability to commercialize our products (subject to regulatory approval).

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

Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as the military conflicts between Russia and Ukraine, the various military conflicts in the Middle East, recent inflation that increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all. Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the investigational products we are developing and could materially impact our supply chain and manufacturing costs. Furthermore, the recent inflationary environment related to increased aggregate demand and supply chain constraints has increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also strain our suppliers, possibly resulting in supply disruptions that impact our ongoing clinical trials and other operations. A significant worsening of global economic conditions could materially increase these risks we face. Any new or prolonged downturn of global economic conditions could harm our business operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated operating losses since formation. As of December 31, 2025 and 2024, we had cumulative carry-forward tax losses of $64.1 million and $36.6 million, respectively. The availability to carry forward and offset these tax loss carry-forwards against future operating profits is subject to certain restrictions.

As a company that carries out extensive research and development (“R&D”) activities, we historically benefited from the U.K. small and medium sized enterprises (“SME”) research and development relief (“SME R&D Relief”), which provided relief against U.K. corporation tax and enabled us to surrender some of our trading losses that arose from our R&D activities for a cash credit (the “R&D tax credit”). Pursuant to changes made by the Finance Act 2023, a cash rebate of up to 27% of eligible R&D expenditure is available for R&D intensive companies where at least 40% of their total expenditure is on qualifying R&D, or up to 18.6% of eligible R&D expenditure for other companies. For expenditure incurred on or after April 1, 2023, certain subcontracted qualifying research expenditures are eligible for a cash rebate of up to 17.53% for R&D intensive companies or 12.09% for other companies. The difference in cash rebate for qualifying subcontracted expenditure versus other qualifying expenditure is due to a statutory restriction of 65% being applied to unconnected qualifying subcontracted expenditure, thus restricting the benefit available.

Pursuant to changes made by the Finance Act 2024, for accounting periods starting on or after April 1, 2024, the new merged scheme (“the Merged Scheme”) came into effect for all companies, other than loss making R&D intensive SMEs. Under the Merged Scheme, a headline credit rate of 20% on eligible R&D expenditure is available, and the credit is taxable at the applicable corporation tax rate. The amount of R&D tax credit that a business can receive in any one year is capped at £20,000 plus three times the Company’s total Pay As You Earn (“PAYE”) and National Insurance Contributions (“NIC”) liability. Subcontracted expenditure in most cases is expected to be a qualifying cost (unless it relates to non-qualifying costs subcontracted overseas). For loss making R&D intensive SMEs, the enhanced R&D intensive support (“ERIS”) regime will be available (for companies where at least 30% of their total expenditure including any connected companies is on qualifying R&D). We did not qualify as an R&D intensive company for 2025, nor do we expect to in the future, and therefore we expect to claim under the Merged Scheme from 2025 onward. For the accounting period ended December 31, 2025 (the first year in which the Company will claim under the Merged Scheme), we expect to benefit from the taxable credit for qualifying R&D expenditure, which may either be offset against corporation tax liabilities, or paid net of tax as a cash credit where there is no liability in the future. Based on the Company's prior year R&D tax credit claims, we do not believe the new Merged Scheme could have a detrimental impact on our R&D tax credit for the year ended December 31, 2025, which we anticipate receiving in cash in 2026. If tax authorities challenge our determinations and/or audit prior periods, there could be adverse tax consequences to us that could adversely affect the results of our operations and financial condition.

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

The U.K.’s withdrawal from the EU, commonly referred to as Brexit, could negatively impact our business.

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

The EU laws that have been transposed into U.K. law through secondary legislation remain applicable in the U.K. While the EU-U.K. Trade and Cooperation Agreement (“TCA”) includes the mutual recognition of Good Manufacturing Practice (“GMP”)

inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of U.K. and EU pharmaceutical regulations and product standards. There may be divergent local requirements in the U.K. from the EU in the future, which may impact clinical and development activities that occur in the U.K. in the future. Similarly, clinical trial submissions in the U.K. will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System (“CTIS”), adding further complexity, cost and potential risk to future clinical and development activity in the U.K.

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

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

Prior to our acquisition of setrusumab, alvelestat, vantictumab, etigilimab, acumapimod, leflutrozole and navicixizumab, we were not involved in the development of these product candidates and, as a result, we are dependent on Novartis, AstraZeneca and Mereo BioPharma 5 (formerly OncoMed) having accurately reported the results and correctly collected and interpreted the data from all clinical trials conducted prior to our acquisition.

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

Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate, or with respect to product candidates regulated as biologics, safety, purity and potency, in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities (including the EMA and MHRA) along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities (including the EMA and MHRA) may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results, or results from trials earlier in the clinical development process. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. For example, the results of the top-line data from the setrusumab Phase 3 Orbit and Cosmic studies. See “Item 1. Business—Core Rare Disease Product Candidates—Setrusumab (BPS-804/UX143) for the Treatment of Osteogenesis Imperfecta—Top-line Data from Setrusumab Phase 3 Orbit and Cosmic Studies.”

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
•
the FDA, EMA, MHRA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA, EMA, MHRA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

Furthermore, on April 28, 2025, the U.K. adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burdens on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the U.K. regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

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

From time to time, we may publicly disclose interim, top-line, or preliminary data from our and our partners' clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

The regulatory approval processes of the FDA and comparable foreign authorities, such as the EMA and MHRA, are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be harmed substantially.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets, such as the EMA and MHRA. In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a BLA or NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable foreign regulatory authorities, such as the EMA and MHRA, have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA, EMA, MHRA or comparable foreign regulatory approval processes and are commercialized.

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, including the EMA and MHRA, that such product candidates are safe and effective for their intended uses, and in the case of biological products, that such product candidates are safe, pure and potent. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety purity, potency, or efficacy, of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities, including the EMA and MHRA. The FDA, EMA, MHRA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA, EMA, MHRA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or execution of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA, EMA, MHRA or comparable foreign regulatory agencies for approval;
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

Even if we eventually complete clinical trials and receive approval of a BLA, NDA, MAA or comparable marketing application for our product candidates, the FDA, EMA, MHRA or a comparable regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects. In addition, the FDA, EMA, MHRA and comparable foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. On April 26, 2023, the EC published a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The European Parliament and the Council of the European Union adopted their respective positions on April 10, 2024 and June 4, 2025. On 11 December 2025, EU Institutions reached a political agreement on the proposals and the agreed text was endorsed by the COREPER I of the Council of the European Union on 6 March 2026, and is expected to be endorsed by the European Parliament’s Public Health Committee (SANT) in late March 2026. The final votes and adoption by the Council’s Ministers of Health (EPSCO) and European Parliament Plenary is expected by September 2026. It is anticipated that the new legislation will be fully applicable in 2028, following a two-year transition period in which EU member states are expected to update their national laws to align with the new rules. Key measures in the new legislation are expected to include a new exclusivity framework, enhanced incentives for orphan drugs and antibiotics, an expanded Bolar exemption, and a shortened regulatory assessment timeframe. These measures could potentially reduce the duration of regulatory data protection and revise the eligibility for expedited pathways, among other things. The revisions may have a significant impact on the pharmaceutical industry and our business in the long term.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities, such as the EMA and MHRA, through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, among other things, provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities, such as the EMA and MHRA, could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. In recent years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders aimed at reducing the workforce and operating costs of certain U.S. federal agencies, including the FDA, and it remains unclear the extent to which these actions may affect the FDA’s ability to conduct its regulatory review and oversight activities. If a prolonged government shutdown occurs, or if staffing shortages, funding limitations or similar factors prevent the FDA and other government agencies from conducting their regular activities, it could significantly impact the ability of the FDA or such other governmental agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If the FDA or a comparable foreign regulatory authority, such as the EMA and MHRA, approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, facility registration, and drug listing, as well as continued compliance with cGMP or similar foreign requirements for manufacturing, good distribution practice, requirements for product distribution, and GCP requirements for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize, or co-commercialize, a product. We and our contract manufacturers will also be subject to user fees and periodic inspection by the FDA, and other comparable foreign regulatory authorities to monitor compliance with these requirements and the terms of any product approval we may obtain. In addition, any regulatory approvals that we receive for a product may also be subject to limitations on the approved indicated uses for which such product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of such product.

If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or the manufacture of a product, or if we or one of our distributors, licensees, or co-marketers fails to comply with regulatory requirements, the regulatory authorities could take various actions. These include if we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements, including those of the EMA and MHRA, may subject our company to administrative or judicially imposed sanctions, including:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA, EMA, MHRA or comparable foreign regulatory authority to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of approvals;
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

The policies of the FDA, EMA, MHRA and other comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S., the EU, or the U.K. or other jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

Our employees and independent contractors, including principal investigators, CROs, CMOs, consultants, vendors, and any other third parties or partners we may engage in connection with the development and commercialization of our product candidates may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could adversely affect our business.

Misconduct by our employees and independent contractors, including principal investigators, CROs, CMOs, consultants, vendors, and any other third parties or partners we may engage in connection with the development and commercialization of our product candidates, could include intentional, reckless, or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse, and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete, and accurate financial information and data. Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. We are also subject to the data privacy regime in the EU and U.K., which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU and U.K., respectively. If we do not comply with our obligations under these privacy regimes, we could be exposed to significant fines and may be the subject of litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business.

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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which has resulted in several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), redesigns the Medicare Part D benefit (beginning in 2024), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any product candidate that we receive marketing authorization for and commercialize.

The current U.S. administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the proposed policies will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we receive marketing authorization for and commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the U.S. administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical product candidates and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In addition, in May 2025, the Trump administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients”, which, among other things, directs the U.S. Department of Health and Human Services and other agencies to communicate most-favored-nation price, or MFN, targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S., Europe or other markets in which we or our partners may commercialize one or more of our product candidates.

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

On December 13, 2021, EU Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products: oncology and advanced therapy medicinal products (“ATMPs”) as of 2025, orphan medicinal products as of 2028 and 2030 for all other medicinal products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas, using methodologies adapted to the specificities of the type of product in question. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, we are subject to laws and regulations relating to data privacy and security in the EU, and the U.K. including the GDPR and U.K. GDPR. New global privacy rules are being enacted and existing ones are being updated and strengthened. We are likely to be required to expend capital and other resources to ensure ongoing compliance with these laws and regulations. The GDPR and U.K. GDPR implement stringent operational requirements for controllers and processors of personal data, including comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal data, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Failure by us, or our partners or service providers, to comply with the GDPR or U.K. GDPR could result in regulatory investigations, enforcement notices and/or fines of up to the higher of €20 million or £17.5 million or up to 4% of our total worldwide annual turnover. In addition to the foregoing, any breach of privacy laws or data security laws could have a material adverse effect on our business, reputation and financial condition. We may also face civil claims seeking compensation for both material and immaterial harms arising from a GDPR or U.K. GDPR violation. In relation to cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, we may have to make operational changes and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

In 2024, the National Security Division of the U.S. Department of Justice issued a new rule—referred to as the “Data Security Program” (“DSP”)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Based on our assessment of the DSP, we do not believe we engage in covered data transactions at this time, though we may discover that we do or we may begin doing so in the future. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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

In the U.K., the Economic Crime and Corporate Transparency Act 2023 introduced a new “failure to prevent fraud” offence for large organizations (with a defence of “reasonable procedures”) and broadened the basis on which companies can be held criminally liable for the acts of “senior managers” in relation to specified economic crimes. These developments heighten expectations regarding our fraud risk assessment, third party oversight, controls over financial reporting and clinical/procurement processes, and whistleblowing arrangements. Non compliance could result in criminal liability, fines, remediation obligations and significant reputational harm.

We are also subject to other laws and regulations governing any international operations, such as applicable export controls, embargoes, economic, financial and trade sanctions laws and regulations, including those administered and enforced by the U.K., the U.S. and the EU (and its member states), (collectively, the “Trade Controls”). These Trade Controls prohibit or restrict dealings relating to certain countries, regions, governments or persons.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA, or other legal requirements, including Trade Controls. If we are not in compliance with the Bribery Act, the FCPA, and other anti-corruption laws or Trade Controls, we may be subject to criminal and civil penalties, disgorgement, and other sanctions and remedial measures and legal expenses. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws, or Trade Controls by U.K., U.S., or other authorities, even if it is ultimately determined that we did not violate such laws, could be costly and time-consuming, require significant personnel resources, and harm our reputation.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, varying parts of our workforce are currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence, that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Similarly, there can be no assurance that our collaborators, CROs, service providers, and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any loss of clinical trial data from our completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We have experienced and expect to continue to experience attempted cyberattacks on our IT networks, such as through phishing scams and ransomware. Although we do not believe that we have experienced any significant system failure, accident or cybersecurity incidents to date, we cannot guarantee that we will not experience such incidents in the future. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

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

The biopharmaceutical and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new product candidates on a cost-effective basis and to market them successfully. If setrusumab, alvelestat, vantictumab, etigilimab or acumapimod is approved, we will face intense competition from a variety of businesses, including large, fully integrated pharmaceutical and biopharmaceutical companies in the U.S., Europe, and other jurisdictions. These organizations may have significantly greater resources than we have and conduct similar research; seek patent protection; and establish collaborative arrangements for research, development, manufacturing, and marketing of product candidates that may compete with our product candidates.

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

BOOST Pharma has conducted a Phase 1/2 trial of its foetal-derived mesenchymal stem cell therapy in pre-natal & post-natal patients with severe OI and is now planning a Phase 3 trial. Furthermore, Angitia Bio has completed a Phase 1 trial of its Sclerostin & Dickkopf-1 bispecific antibody and is now planning a Phase 2 Clinical Trial in Adults with OI.
•
We consider alvelestat’s current closest potential competitors for the treatment of severe AATD to be alpha-1- proteinase inhibitors that are administered intravenously in AAT augmentation therapy. Currently, there are four inhibitors on the market in the U.S. and the EU: Prolastin-C from Grifols, Aralast from Shire, Zemaira from CSL, and Glassia from Kamada. Kamada also has a recombinant alpha-1 antitrypsin in early development. Sanofi has completed a Phase 2 potentially registrational trial of SAR-447537, a recombinant human alpha-1 antitrypsin Fc fusion protein (rhAAT-Fc), for replacement therapy and are now seeking regulatory guidance. Wave has initiated a Phase 1/2 study of RNA base-editing oligonucleotide (WVE-0006) to restore wild-type protein in lung and liver disease, a program that has been partnered with GSK. Beam commenced a Phase 1/2 study of BEAM-302, a genome editing therapy to correct mutant Z-AAT. Krystal commenced a Phase 1 study of KB-408, an inhaled gene therapy. Korro were in preliminary stages of clinical development of an RNA Base editing oligonucleotide therapy and now are expected to nominate a new development candidate in 2026. We expect Yoltech Therapeutics, Cornell University, AIRNA, Prime Medicine, CRISPR Therapeutics, and Tessera Therapeutics (a program that is partnered with Regeneron) each to begin early-stage clinical trials in AATD over the next 12-18 months.
•
There are no therapies with regulatory approval for ADO2. We consider vantictumab closest competitor to be the pre-clinical CLCN7-targeting siRNA developed by SiSaf Ltd.
•
There are no therapies with regulatory approval for BOS following SCT or lung transplant. We consider alvelestat’s closest potential competitors to be the Janus Kinase (JAK2) inhibitor, Incyte Corporation’s ruxolitinib, in Phase 1/Phase 2 studies in SCT-associated BOS; Boehringer Ingelheim’s tyrosine protein kinase inhibitor, nintendanib, in Phase 3 studies for both post-lung transplantation BOS and SCT-associated BOS. OrphAI Therapeutics inhaled formulation of sirolimus (LAM-001) in Phase 1 for BOS in lung transplant; and liposomal inhaled cyclosporin-A (Zambon) in two Phase 3 global pivotal trials in BOS. In addition, Renovion has a nebulized immunomodulatory agent, ARINA-1, in a Phase 3 study in the prevention of BOS progression in patients with bilateral lung transplant.
•
We consider etigilimab’s current closest potential competitors to include other clinical-stage anti-TIGIT agents being developed by companies including Roche, Merck, iTeos and GSK, BeOne Medicines, Arcus/Gilead and Compugen amongst others. In addition, there are other combinations of existing cancer therapies available commercially for example, Yervoy and Opdivo and Opdivo or Keytruda in combination with chemotherapy agents. There are a number of bispecific antibodies with an anti-TIGIT arm in development including a Phase 3 program in NSCLC being developed by AstraZeneca. There are also a number of other agents in development to other immuno-oncology targets that could compete with an anti-TIGIT approach, for example anti-LAG3.
•
For acumapimod, although we are not aware of any approved therapies for the treatment of AECOPD, there are a wide range of established therapies available for the treatment of COPD as well as a number of product candidates in development. We consider acumapimod’s current closest potential competitor for the treatment of AECOPD to be Merck & Co’s nebulized and inhaled ensifentrine (Ohtuvayre), a PDE3 / PDE4 dual inhibitor that recently received regulatory approval as a bronchodilator and anti-inflammatory agent for COPD, Asthma and Cystic Fibrosis patients. Pulmatrix has PUR1800, a narrow-spectrum kinase inhibitor (NSKI) that completed a Phase 1b trial in COPD. Pulmatrix recently merged with Cullgen. In addition to Pulmatrix, there are several compounds, which directly or indirectly target the p38 MAP Kinase pathway in clinical development by Poolbeg, Fulcrum, GEn1E Lifesciences, CervoMEd, Kinarus, Neurokine, and Inovio, among others, for therapeutic indications outside the COPD setting. In addition, ReAlta Life Sciences commenced a Phase 2 clinical trial evaluating its complement 1 sub-component inhibitor for the treatment of AECOPD.

We also anticipate that new companies will enter these markets in the future. If we, or our partners, successfully develop and commercialize any of setrusumab, alvelestat, vantictumab, etigilimab, or acumapimod, they will compete with existing therapies and new therapies that may become available in the future. The highly competitive nature of and rapid technological changes in the biopharmaceutical and pharmaceutical industries could render our product candidates obsolete, less competitive, or uneconomical. Our competitors may, among other things:

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

Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as one occurring in a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EC grants orphan designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products. In the EU, orphan designation is intended to promote the development of medicinal products that (1) are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). The application for orphan designation must be submitted before the application for marketing authorization.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Post-Brexit, the U.K. has retained the EU Regulation which governs the designation of medicinal products as orphan drugs and which establishes incentives thereto (Regulation (EC) No. 141/2000) as part of U.K. law by virtue of the EU (Withdrawal) Act 2018, however any future changes to the legal requirements could lead to greater regulatory complexity and increased costs to our business.

There is no pre-MA orphan designation in the U.K. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the U.K., rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the U.K.

In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical testing, and user-fee waivers. In addition, if a product receives the first FDA approval of that drug for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same approved use or indication within such rare disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity in the relevant approved use or indication or where the manufacturer is unable to assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the rare disease or condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized MA procedure. Upon grant of MA, orphan medical products are entitled to a ten year period of market exclusivity. This period can be extended by two years if studies in children are performed in accordance with a PIP. This period may be reduced to six years if, at the end of the fifth year the orphan designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Our collaborator Ultragenyx has obtained orphan drug designation from the FDA, and we have obtained orphan drug designation from the EC for setrusumab, in each case for the treatment of OI. Additionally, we have obtained orphan drug designation for alvelestat for the treatment of AATD from the FDA and from the EC. Even with orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical product candidates, which could prevent us from marketing our product candidates if another company is able to obtain orphan drug exclusivity before we do. In addition, exclusive marketing rights in the U.S. may be unavailable if we seek approval for disease or condition broader than the orphan-designated disease or condition or may be lost in the U.S., if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the drug to meet the needs relating to the approved use or indication of patients with the rare disease or condition following approval. Further, even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product candidates from competition because different drugs can be approved for the same indications within the same rare disease or condition. In addition, the FDA and foreign regulatory authorities can subsequently approve product candidates with the same active ingredients for the same condition if the FDA or the foreign regulatory authority concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation for other existing and future product candidates, including alvelestat, we may never receive such designations.

Although we have obtained a rare pediatric disease designation for setrusumab, there is no guarantee that FDA approval will result in issuance of a priority review voucher.

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

Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2029, provided the relevant eligibility criteria are met.

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

In October 2024, Ultragenyx received Breakthrough Therapy designation from the FDA for setrusumab to reduce the risk of fracture associated with OI Type I, III or IV in patients two years of age and older. We may seek Breakthrough Therapy designation for other product candidates. Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. We cannot be sure that our evaluation of our product candidates as qualifying for

Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened. Similarly, access to the PRIME scheme is at the discretion of the EMA, and we cannot be sure that alvelestat or any future product candidates will be granted access to the scheme; that participation in the scheme will result in expedited regulatory review or approval of our product candidates; or that access to the scheme, once granted, will not be revoked.

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

We have no marketing, sales, or distribution capabilities and we currently have no experience with marketing, selling or distributing pharmaceutical product candidates. We have entered into global licensing transactions with Ultragenyx for setrusumab and āshibio for vantictumab for further development and commercialization, under which we have retained commercial rights in Europe and the U.K. We have entered into global out-licensing agreements for the development and commercialization of leflutrozole with ReproNovo, and navicixizumab with Feng Biosciences. We currently intend to commercialize setrusumab for children and adults with OI in the EU and U.K, subject to regulatory approval. We may seek to partner or commercialize our other product candidates based on the outcome of clinical trials, cost of the registrational trials and other strategic considerations.

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

In the U.S., the BPCIA created an abbreviated approval pathway for biological product candidates that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product.

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

We have announced four out-licensing collaborations; two for our rare disease product candidates, setrusumab and vantictumab, and two for our non-rare disease product candidates, leflutrozole and navicixizumab . On December 17, 2020, we announced a license and collaboration agreement with Ultragenyx, for setrusumab, a monoclonal antibody in clinical development for OI. Under the terms of the collaboration, Ultragenyx will lead future global development of setrusumab in both pediatric and adult patients. We granted Ultragenyx an exclusive license to develop and commercialize setrusumab in the U.S. and rest of the world, excluding Europe and the U.K. where we retain commercial rights. Under the terms of the agreement, Ultragenyx made an upfront payment of $50 million to us and a further $9.0 million payment upon achievement of a clinical milestone. Ultragenyx will pay up to $245 million in additional development, regulatory and commercial milestones and tiered double digit percentage royalties to us on net sales outside of Europe and the U.K. and we will pay a fixed double digit percentage royalty to Ultragenyx on net sales in Europe and the U.K. If Ultragenyx receives and resells an FDA PRV in connection with a new drug application approval, we are entitled to receive a portion of the proceeds from the sale of the PRV or a cash payment from Ultragenyx, in the event they choose to retain the PRV.

In August 2025, we announced a license agreement with āshibio for the development and commercialization of vantictumab, an anti-FZD monoclonal antibody, which is being investigated for treatment in ADO2. Under the terms of the license agreement, āshibio will fund and lead global clinical development of vantictumab and we retain rights to commercialize vantictumab in Europe in the U.K., with āshibio having exclusive rights in the U.S. and rest of world. We received an upfront payment of $0.3 million and will be eligible to receive up to €13 million of additional development and regulatory milestones outside of Europe and the U.K. as well as tiered mid-single digit royalties on annual net sales of vantictumab outside of Europe and the U.K from āshibio. Mereo is obligated to pay āshibio up to $190 million in future milestone payments, contingent upon the achievement of certain regulatory and commercial milestones, as well as tiered mid-single and low-double digit royalties on annual net sales of vantictumab in Europe and the U.K.

In December 2023, we entered into an exclusive global license agreement with ReproNovo for the development and commercialization of leflutrozole, a non-steroidal aromatase inhibitor. Under the terms of the license agreement, ReproNovo, a reproductive medicine company, is responsible for all future development and commercialization of leflutrozole. Mereo received an upfront payment of $1.0 million and a milestone payment of $0.5 million and will be eligible to receive up to $63.8 million additional development, regulatory and commercial milestones as well as tiered mid-single digit royalties on global annual net sales of leflutrozole.

In January 2020, we announced a global out-licensing agreement with Feng Biosciences for development and commercialization of navicixizumab. Under the terms of the agreement Feng Biosciences will pay up to $300 million in future clinical, regulatory and commercial milestones and tired royalties ranging from the mid-single digit to sub-teen percentages on global annual net sales of navicixizumab, as well as a negotiated percentage of sublicensing revenues from any sublicensees. We will only be eligible to receive a negotiated percentage of sublicensing revenues in the event Feng Biosciences elects only to sublicense and not commercialize navicixizumab, or a negotiated percentage of the total consideration paid by a purchaser in the event of change of control of Feng Biosciences.

Our future plans may include entering into additional out-licensing or collaboration agreements on some or all of these programs or our other development programs.

We also have existing acquisition agreements with Novartis which we entered into in 2015 in respect of our purchase of setrusumab, leflutrozole and acumapimod, and an existing in-licensing agreement with AstraZeneca which we entered into in 2017, as amended in 2024, in respect of our exclusive license of alvelestat.

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

If a partner terminates its agreements with us, for whatever reason, or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under these collaborations could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ADSs.

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

We have limited personnel with experience in manufacturing and CMC development requirements and we do not own facilities for manufacturing and testing of our product candidates. Instead, we rely on and expect to continue to rely on CMOs for the supply, testing and release of cGMP, or similar foreign requirements, grade clinical trial materials, performance of process and product development activities to facilitate supply of commercial quantities of our product candidates, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. Novartis previously provided clinical supplies for setrusumab, acumapimod, and leflutrozole and certain transitional services. We have transitioned the clinical supply manufacture for these product candidates to CMOs while demonstrating the manufactured product is equivalent to the Novartis form. We have also contracted with CMOs for the clinical supply of alvelestat.

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

Our development program for our product candidates, particularly those entering late-stage development, will require substantial additional funds. We currently intend to enter into out-licensing or sales arrangements with pharmaceutical, biopharmaceutical or other partners for the continued development of alvelestat and our product candidates, etigilimab and acumapimod, that remain available for partnering.

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

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property protection, for example, for compositions-of-matter of our product candidates, formulations of our product candidates, polymorphs, salts and analogs of our product candidates, methods used to manufacture our product candidates, methods for manufacturing of the final drug product candidates, and methods of using our product candidates for the treatment of the indications we are developing or plan to develop, or on in-licensing such rights. Our patent portfolio comprises patents and patent applications which cover navicixizumab, vantictumab and etigilimab product candidates (solely owned by Mereo BioPharma 5 (formerly OncoMed)), patents and patent applications which cover our setrusumab, acumapimod, and leflutrozole product candidates acquired from Novartis and patents and patent applications which cover our alvelestat product candidate exclusively licensed (with the option to purchase) from AstraZeneca. The assignments of those patents and patent applications which we acquired from Novartis have been registered with the relevant authorities in key territories. The patent and patent applications for setrusumab and leflutrozole are subject to a license agreement with Ultragenyx from January 2021 and a license agreement with ReproNovo from December 2023, respectively. The patents and patent applications for vantictumab and navicixizumab are subject to license agreements with āshibio from July 2025 and Feng Biosciences from January 2020, respectively. There is no assurance that our pending patent applications will result in issued patents, or if issued as patents, will include claims with sufficient scope of coverage to protect our product candidates, or that any pending patent applications will be issued as patents in a timely manner. Failure to obtain, maintain or extend adequate patent and other intellectual property rights could adversely affect our ability to develop and market our product candidates, resulting in harm to our business.

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

Our commercial success depends, in part, upon our ability to develop, manufacture, market, and sell our product candidates without alleged or actual infringement, misappropriation, or other violation of the patents and proprietary rights of third parties. Litigation relating to patents and other intellectual property rights in the biopharmaceutical and pharmaceutical industries is common, including patent infringement lawsuits and interferences, oppositions, and reexamination proceedings before the U.S. Patent and Trademark Office (the “USPTO”) and foreign patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including in the biopharmaceutical and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous U.S., European, and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. Some claimants may have substantially greater resources than we have and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. As the biopharmaceutical and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the intellectual property rights of third parties.

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO, or similar adversarial proceedings or litigation in the U.S. and other jurisdictions. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third- party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention, or use, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable. In addition, defending such claims would cause us to incur substantial expenses and could cause us to pay substantial damages, if we are found to be infringing a third party’s patent rights. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. As an example of the foregoing risks, we are aware of a third-party patent family which previously included a patent granted by the European Patent Office (“EPO”), containing claims that appeared to cover the use of etigilimab in the treatment of cancer. This patent has been revoked in its entirety, although a divisional application is pending in the same family. Regarding our anti-sclerostin antibody product candidate, setrusumab, we are aware of litigation involving patents owned by a third-party, OssiFi-Mab LLC (OMab), relating to methods of using sclerostin antagonists in combination with antiresorptive drugs to increase bone growth, bone formation, and/or bone density. Specifically, in the U.S., OMab has asserted certain patents expiring in 2027 or 2028 against Amgen based on Amgen’s commercialization of an anti-sclerostin antibody, Evenity®, for the treatment of osteoporosis in postmenopausal women at high risk for fracture; Amgen denies infringement and asserts the OMab patents are invalid. In Europe, OMab was granted two patents with related subject matter and a third patent application with related subject matter is pending; the first and second patents have been finally revoked following opposition and appeal.

Any of our patents may be challenged, narrowed, circumvented, or invalidated by third parties. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. As an example of the foregoing risks, the validity of our European Patent no. 4106757 has been challenged by an opponent at the EPO. The opposition was rejected by the

Opposition Division in a decision dated November 20, 2025. Appeal proceedings are ongoing, during which the patent may be maintained, narrowed or invalidated.

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

We are party to agreements with licensors, including Novartis, AstraZeneca, and Ultragenyx under which we in-license certain intellectual property and were assigned, in the case of Novartis, or granted an option to acquire, in the case of AstraZeneca, certain patents and patent applications related to our business. In addition, we are party to agreements with Ultragenyx, āshibio, ReproNovo and Feng Biosciences pursuant to which we have out-licensed certain intellectual property. We may enter into additional license agreements in the future. Our existing license agreements impose and any future license agreements are likely to impose various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in the loss of our rights to practice such in-licensed intellectual property, and could compromise our development and commercialization efforts for any current or future product candidates.

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

The trading price of our ADSs has been volatile and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their ADSs at or above the price paid for the ADSs. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that have affected and may in the future affect the market price of our ADSs include:

•
positive or negative results from, or delays in, testing or clinical trials conducted by us, our collaborators, or our competitors, such as the top-line results from the Phase 3 Orbit and Cosmic studies announced in December 29, 2025;
•
varying interpretations and analyses by regulators of data from pre-clinical studies or clinical trials;
•
delays in entering into strategic relationships with respect to development or commercialization of our product candidates or entry into strategic relationships on terms that are not deemed to be favorable to us;
•
our ability to maintain our ADSs listing on the Nasdaq;
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

In the past in the U.S., when the market price of a security has been volatile, holders of that security have often instituted securities class action litigation against the issuer of such securities. If any of the holders of ADSs were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our senior management would be diverted from the operation of our business. Any adverse determination in litigation could also subject us to significant liabilities. For further information, see “Item 3. Legal Proceedings.”

We may not satisfy Nasdaq’s requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our ADSs, which could have an adverse impact on the liquidity and market price of our ADSs.

On February 17, 2026 we received a letter from the Listings Qualifications Department of Nasdaq notifying us that our ADSs failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by the Listing Rules of Nasdaq. We have a period of 180 calendar days, or until August 17, 2026, to regain compliance with Nasdaq’s minimum bid price requirement by maintaining a closing bid price of $1.00 per ADS for a minimum of ten consecutive business days. If at any time during this period the bid price of our ADSs closes at $1.00 per ADS or more for a minimum of ten consecutive business days (unless the Nasdaq staff exercises its discretion to extend this ten business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq will provide us with written confirmation of compliance.

We have not yet regained compliance with the Nasdaq’s minimum bid price rule, and our failure to do so could result in the delisting of our ADSs from Nasdaq. There can be no assurance that we will be able to comply in the future with Nasdaq’s minimum bid price requirement. If we continue to be in non-compliance with the minimum bid price rule and the applicable six-month grace period ends, Nasdaq may commence delisting procedures against us during which we may request a hearing before a hearing panel which could result in additional time of up to six months to regain compliance. If our ADSs were ultimately delisted by Nasdaq, trading of the ADSs could be limited to “over-the-counter” trades and the market liquidity and market price of our ADSs could be adversely affected.

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

We are incorporated as a public limited company in England and Wales, and the majority of our assets are located outside the U.S. In addition, several members of our board of directors (our “Board”) are nationals and residents of countries, including the U.K., outside of the U.S. Most or all of the assets of these individuals are located outside the U.S. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the U.S. if you believe your rights have been infringed under the securities laws or otherwise. In addition, a U.K. court may prevent you from enforcing a judgment of a U.S. court against us or these individuals based on the securities laws of the U.S. or any state thereof. A U.K. court may not allow you to bring an action against us or our directors based on the securities laws of the U.S. or any state thereof.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with Section 404, we have to continuously document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, engage outside consultants as needed from time to time, and prepare a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. As discussed in Item 9A. Controls and Procedures, we have not identified any material weaknesses, however if we do identify one or more material weaknesses in future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Although we believe we have been treated as a PFIC in the past, based on our gross income, the average value of our assets, including goodwill, and the nature of the current state of our business, we do not believe we were a PFIC for the year ended December 31, 2025. There can be no assurance regarding our PFIC status for any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually. Whether we will be a PFIC in the current or any future taxable year is uncertain because, among other things, we currently own a substantial amount of passive assets, including cash, and because the valuation of our assets that generate non-passive income for PFIC purposes, including our goodwill and other intangible assets, is uncertain and may vary substantially over time. In addition, the composition of our assets and income may vary substantially over time. The average quarterly value of our assets for purposes of determining our PFIC status for any taxable year (to the extent applicable) will generally be determined in part by reference to our market capitalization, which has fluctuated and may continue to fluctuate significantly over time. Accordingly, there can be no assurance that we will not be a PFIC in the current or for any future taxable year. In addition, we may, directly or indirectly, hold equity interests in other entities, including certain of our subsidiaries that are PFICs. Accordingly, U.S. investors should invest in our ADSs only if they are willing to bear the U.S. federal income tax consequences associated with investments in PFICs.

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

Item 3. Legal Proceedings

The information set forth in Note 20, Subsequent Events, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Putative Securities Class Action” is incorporated herein by reference.

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

Holders of Ordinary Shares

As of December 31, 2025, assuming that all of our ordinary shares represented by ADSs are held by residents of the U.S., including ADSs held by the entities set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and excluding certain other holders that we know to be non-residents of the U.S., we estimate that approximately 93% of our outstanding ordinary shares (including ordinary shares underlying ADSs) were held in the U.S. The number of record holders in the U.S. is not representative of the number of beneficial holders nor is it representative of where such beneficial holders are resident since many of these shares were held by brokers or other nominees.

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

Purchases of Equity Securities by the Issuer

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Fourth Quarter Share Repurchases

There was no share repurchase activity in the Company’s fourth quarter of 2025.

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

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our late-stage rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (OI) and alvelestat for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (AATD-LD). Setrusumab has received orphan designation for OI from the EC and the FDA, PRIME designation from the EMA and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA. We also have an early-stage rare disease program, vantictumab, for the treatment of a second bone disease, autosomal dominant osteopetrosis Type 2 (ADO2). The global development of vantictumab is being funded and led by our partner, āshibio, and we retain the European commercial rights.

On December 29, 2025, we announced the results from the Phase 3 Orbit and Cosmic studies evaluating setrusumab in pediatric and young adult patients with OI. For further information see “Item 1. Business—Core Rare Disease Product Candidates—Setrusumab (BPS-804/UX143) for the Treatment of Osteogenesis Imperfecta—Top-line Data from Setrusumab Phase 3 Orbit and Cosmic Studies.”

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed this strategy by acquiring all of our clinical-stage product candidates of which three were in rare diseases. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate, and we and our partner Ultragenyx recently announced the results from two Phase 3 studies for our lead program setrusumab in OI.

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

Revenue and Cost of revenue

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

We do not currently have any approved product candidates. Accordingly, we have not generated any commercial sales revenue during the period. In the future, we expect to be able to generate commercial sales revenue if we are able to obtain regulatory approval and commercialize one or more of our product candidates.

Payments to third parties arising as a direct consequence of the revenue recognized are recorded within cost of revenue in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2025, cost of revenue included amounts that we were obligated to pay to Novartis under the 2015 asset purchase agreements. In 2015, when we purchased acumapimod, leflutrozole and setrusumab from Novartis, we agreed to pay Novartis if certain events occurred in relation to these compounds. The events that warrant a payment to Novartis are sales related or when a change in control occurs. When it is probable that either of these events will occur, revenue is recognized, and the corresponding payment obligation to Novartis is recognized within cost of revenue.

Research and development expenses (“R&D expenses”)

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

Interest income

Interest income comprises interest received on cash and cash equivalents.

Interest expense

Interest expense principally comprises interest on convertible loan notes prior to their conversion in February 2025, deferred consideration and bank charges. For further information on the terms of our convertible loan notes see “—Liquidity and Capital Resources—Indebtedness.”

Changes in the fair value of financial instruments/warrants

The fair value changes in financial instruments principally comprises warrant liabilities, which are recognized in the statement of comprehensive loss.

Foreign currency transaction gain/(loss)

Our consolidated financial statements are presented in U.S. dollars. We initially record transactions in foreign currencies at the rate prevailing on the date the transaction first qualifies for recognition. Foreign currency transaction gain/(loss) consists of the difference arising on settlement or translation of transactions denominated in currencies other than the functional currency of the transacting foreign entity, which are primarily between U.S. dollars and British pound sterling.

Benefit from research and development tax credits

As a U.K. resident trading entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated operating losses since formation. As of December 31, 2025 and 2024, we had cumulative carry-forward U.K. tax losses of $64.1 million and $36.6 million, respectively. Subject to any relevant restrictions, we expect these to be available to carry forward and offset against future operating profits. The benefit from R&D tax credits represents R&D tax credits recoverable in the U.K. and recognized under the following schemes:

Year ended December 31, 2025

Pursuant to changes made by the Finance Act 2024, for accounting periods starting on or after April 1, 2024, the Merged Scheme came into effect for all companies, other than loss making R&D intensive SMEs.

Under the Merged Scheme, a headline credit rate of 20% on eligible R&D expenditure is available, and the credit is taxable at the applicable corporation tax rate. The amount of R&D tax credit that a business can receive in any one year is capped at £20,000 plus three times the Company’s total PAYE and NIC liability. Subcontracted expenditure in most cases is expected to be a qualifying cost (unless it relates to non-qualifying costs subcontracted overseas).

The U.K. R&D tax credit may either be offset against corporation tax liabilities, or paid net of tax as a cash credit where there is no liability in the future. As a result, the Company has recorded the entire benefit from the U.K. R&D tax credit as a benefit which is included in net loss before income tax and therefore it is not reflected as part of the income tax provision. If, in the future, any U.K. R&D tax credits generated are needed to offset a corporate income tax liability in the U.K., the relevant portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within the benefit from research and development tax credit in the consolidated statements of operations and comprehensive loss.

For loss making R&D intensive SMEs, the ERIS regime will be available (for companies where at least 30% of their total expenditure including any connected companies is on qualifying R&D). We did not qualify as an R&D intensive company for 2025, nor do we expect to in the future, and therefore we expect to claim under the Merged Scheme from 2025 onward.

Year ended December 31, 2024

We historically benefited from the U.K. SME R&D Relief, which provided relief against U.K. corporation tax and enabled us to surrender some of our trading losses that arose from our R&D activities for a cash credit. Pursuant to changes made by the Finance Act 2023, for expenditure incurred on or after April 1, 2023, a cash credit of up to 27% for R&D intensive companies where at least 40% of their total expenditure is on qualifying R&D, or for non-R&D intensive companies, a cash credit of up to 18.6% of eligible R&D expenditure is available. From April 1, 2023, certain subcontracted qualifying research expenditures were eligible for a cash credit of up to 17.53% for R&D intensive companies or 12.09% for other companies. The difference in cash credit for qualifying subcontracted expenditure vs. other qualifying expenditure is due to a statutory restriction of 65% being applied to unconnected qualifying subcontracted expenditure, thus restricting the benefit available.

U.K. "patent box" regime

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

Income tax benefit

We operate in the U.K. and in the U.S. and are subject to corporate taxation in those countries. We have generated losses since inception and have therefore not paid U.K. corporation tax, except in 2021.

The U.K. corporation tax rate applied for 2025 was 25% (2024: 25%). U.K. deferred tax assets and liabilities have been measured at a rate of 25%. The U.S federal income tax rate is 21%.

As of December 31, 2025, the Company had U.K. net tax losses carried forward of $64.1 million, that can be carried forward indefinitely, subject to certain restrictions in usage. The Company had U.S. federal tax losses to be carried forward of approximately $67.0 million of which $20.5 million can be carried forward indefinitely and $46.5 million which will begin to expire in 2026. The

Company also had $13.7 million of U.S. federal R&D tax credits that begin to expire in 2027 and U.S. state tax losses to be carried forward of less than $0.1 million which begin to expire in 2027. The Company also had less than $0.1 million of state R&D tax credits that do not have an expiration date.

Results of Operations

The following table sets forth Mereo’s results of operations for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024	Change
	($'000)	($'000)	($'000)
Revenue	$500	$—	500
Operating expenses
Cost of revenue	(133)	—	(133)
Research and development	(17,766)	(20,930)	3,164
General and administrative	(23,008)	(26,434)	3,426
Other income	300	—	300
Loss from operations	(40,107)	(47,364)	7,257
Other income/(expenses)
Interest income	2,173	3,041	(868)
Interest expense	(255)	(1,370)	1,115
Changes in the fair value of warrants	805	(419)	1,224
Foreign currency transaction (loss)/gain, net	(6,344)	1,210	(7,554)
Benefit from research and development tax credit	1,850	1,649	201
Net loss before income tax	(41,878)	(43,253)	1,375
Income tax benefit	—	—	—
Net loss	$(41,878)	$(43,253)	1,375
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	8,026	(1,364)	9,390
Total comprehensive loss	$(33,852)	$(44,617)	10,765

Comparison of Years Ended December 31, 2025 and 2024

Revenue

Revenue of $0.5 million was recognized in the year ended December 31, 2025, which comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole received from ReproNovo pursuant to the ReproNovo licensing Agreement. No revenue was recognized in the year ended December 31, 2024.

Cost of revenue

Cost of revenue of $0.1 million was recognized in the year ended December 31, 2025, which comprised amounts paid pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts. No cost of revenue was recognized in the year ended December 31, 2024.

R&D expenses

The following table sets forth our R&D expenses by product development program for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$11,518	$5,784	5,734
Alvelestat (MPH-966)	5,174	12,918	(7,744)
Etigilimab (MPH-313)	809	1,768	(959)
Other	265	460	(195)
Total R&D expenses	$17,766	$20,930	(3,164)

Total R&D expenses decreased by $3.2 million, from $20.9 million in the year ended December 31, 2024 to $17.8 million in the year ended December 31, 2025.

The decrease was primarily due to reductions in R&D expenses for alvelestat and etigilimab of $7.7 million and $1.0 million, respectively, partially offset by an increase of $5.7 million in R&D expenses for setrusumab.

The reductions in program expenses for alvelestat was primarily due to the completion of the activities undertaken in preparation for the potential Phase 3 study, including drug formulation and manufacturing, in the year ended December 31, 2024.

The increase in program expenses for setrusumab was primarily driven by amounts due under the manufacturing and supply agreement with our partner, Ultragenyx, as well as ongoing activities we undertake related to real-world evidence programs and medical affairs activities in Europe. These are in addition to costs we incur in relation to our collaboration with Ultragenyx, who fund the global development of the program, including input into development, regulatory and manufacturing plans.

General and administrative expenses

General and administrative expenses decreased by $3.4 million, from $26.4 million in the year ended December 31, 2024 to $23.0 million in the year ended December 31, 2025. The decrease was due to a lower accrual for annual cash bonuses of $1.2 million, along with a reduction in professional fees.

General and administrative expenses also includes $3.8 million in the year ended December 31, 2025 of pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, if approved, including those to support pricing and reimbursement by HTA authorities and payor decision-makers in Europe.

Other income

Other income of $0.3 million for the year ended December 31, 2025 comprised amounts received from āshibio in connection with the out-licensing of vantictumab, which was acquired in connection with the merger between the Company and Mereo BioPharma 5, Inc (formerly OncoMed).

Interest income and expense

Interest income decreased by $0.9 million, from $3.0 million in the year ended December 31, 2024 to $2.2 million in the year ended December 31, 2025, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the year ended December 31, 2025 compared to the year ended December 31, 2024. These lower balances were the result of the utilization of the net proceeds of $46.2 million received from the underwritten registered direct offering in June 2024.

Interest expense decreased by $1.1 million, from $1.4 million in the year ended December 31, 2024 to $0.3 million in the year ended December 31, 2025. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in fair value of warrants in the year ended December 31, 2025 was an unrealized gain of $0.8 million, compared to an unrealized loss of $0.4 million in the year ended December 31, 2024. The unrealized gain in the year ended December 31, 2025 was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities, while the unrealized loss in the year ended December 31, 2024 was primarily due to increases in the price of the Company's ADSs.

Foreign currency transaction gain/(loss), net

The net foreign exchange loss for the year ended December 31, 2025 was $6.3 million, compared to a gain of $1.2 million in the year ended December 31, 2024. This change primarily reflects the impact of a weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the year ended December 31, 2025, compared to a strengthening of U.S. dollars in the year ended December 31, 2024.

Benefit from research and development tax credit

The benefit from research and development tax credit increased by $0.2 million, from $1.6 million in the year ended December 31, 2024 to $1.9 million in the year ended December 31, 2025. This increase reflects a higher level of qualifying expenditure in the year ended December 31, 2025.

Other comprehensive loss – Foreign currency translation adjustments

The foreign currency translation adjustment for the year ended December 31, 2025 was a gain of $8.0 million, compared to a loss of $1.4 million in the year ended December 31, 2024. This change primarily reflects the impact of a weakening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the year ended December 31, 2025, compared to a strengthening of U.S. dollars in the year ended December 31, 2024.

Liquidity and Capital Resources

Overview

Under the current business plan and cash flow forecasts, and in consideration of our ongoing research and development efforts and our general corporate funding requirements, we anticipate that our current on-hand cash resources will extend into mid-2027. However, we will need additional external funding to complete our development plans and potentially commercialize selected rare disease products. We plan to fund our operations through cash on hand and a combination of non-dilutive funding sources, public or private equity or debt financings or other sources.

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

In addition, Mereo enters into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including with Ultragenyx for the manufacture of setrusumab as described in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab,” to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have manufacturing commitments with CMOs of $0.0 million and $0.5 million as of December 31, 2025 and 2024, respectively.

Cash Flows

Comparison of Years Ended December 31, 2025 and 2024

The table below summarizes our cash flows (used in)/provided by operating, investing and financing activities for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
Net cash used in operating activities	$(30,971)	$(32,834)
Net cash used in investing activities	(20)	(699)
Net cash provided by financing activities	327	46,147
Effect of exchange rate changes	1,854	(233)
(Decrease)/increase in cash and cash equivalents	$(28,810)	$12,381

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $31.0 million, a decrease of $1.9 million from $32.8 million in the year ended December 31, 2024. This decrease is principally due to:

a)
receipt of $3.3 million in the year ended December 31, 2025 reflecting R&D tax credits received in respect of both the 2023 and 2024 financial years; and
b)
receipt of a $0.5 million one-time milestone payment resulting from the achievement of a clinical milestone on leflutrozole, net of $0.1 million paid to Novartis pursuant to the 2015 asset purchase agreement for leflutrozole in the year ended December 31, 2025.

These decreases were offset by:

c)
a receipt of $2.0 million in the year ended December 31, 2024 from a claim on our Directors and Officers insurance policy to reimburse us for certain legal and professional costs incurred in prior years with no similar amounts recognized in the year ended December 31, 2025; and
d)
lower net cash operating payments of approximately $0.1 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was less than $0.1 million, a decrease of $0.7 million from $0.7 million in the year ended December 31, 2024. The decrease is principally due to lower payments to acquire intangible assets and proceeds from out-licensing of vantictumab in the year ended December 31, 2025.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $0.3 million, a decrease of $45.8 million from $46.1 million in the year ended December 31, 2024. The decrease primarily represents the net proceeds of $46.2 million from the underwritten registered direct offering in the year ended December 31, 2024 with no similar financing activities in the year ended December 31, 2025.

Operating and Capital Expenditure Requirements

As of December 31, 2025, we had an accumulated deficit of $501.0 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product candidates we develop. See also “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We will need additional funding to complete the development of our current product candidates; to license, acquire, and develop future product candidates; and to commercialize our product candidates, if approved."

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

We expect that our existing cash and cash equivalents will enable us to fund our currently committed clinical trials, operating expenses and capital expenditure requirements into mid-2027. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Indebtedness

Warrants Related to Former Credit Facility

As of December 31, 2025, the former lenders have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027, and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until the period August 2027 to October 2028.

Novartis Loan Note and Warrants

On February 10, 2020, we entered into a $4.9 million (£3.8 million) convertible loan note instrument relating to the issue of 3,841,479 Novartis Loan Note. The Novartis Loan Note was convertible at any time at a fixed price of £0.265 per ordinary share until February 10, 2023. In addition, on February 10, 2020, in connection with the Novartis Loan Note, we entered into a warrant instrument with Novartis to issue 1,449,614 ordinary shares at an exercise price of £0.265 per ordinary share (the "2020 Novartis Warrants"). These warrants were exercisable until February 10, 2025.

On February 10, 2023, we amended the Novartis Loan Note, extending the maturity date to February 10, 2025 and increasing the interest rate to 9%, with all other terms remaining unchanged. Pursuant to the amendment, interest accrued to the amendment date was paid in cash, and additional warrants to purchase 2,000,000 ordinary shares at an exercise price of £0.150 per ordinary share were issued and are exercisable until February 10, 2028.

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

Interest Rate Risk

As of December 31, 2025, we held cash and cash equivalents of $41.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. and U.K. bank interest rates. We manage interest rate risk by monitoring short and medium-term interest rates and placing cash on deposit or in money market fund for periods that optimize the amount of interest earned while maintaining access to sufficient funds to meet day-to-day cash requirements. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the value of our cash and cash equivalents, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Foreign Currency Risk

We currently maintain the consolidated financial statements of the Company in pounds sterling, which is the functional currency of the Company, but for financial reporting purposes our consolidated financial statements have been presented in U.S dollars, the reporting currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss, as foreign currency transaction gain/(loss). The financial statements of our consolidated subsidiaries are translated from their functional currency into the reporting currency as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates, expenses are translated at the average exchange rates for the relevant period and shareholders' equity is translated based on historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to the comprehensive loss, a component of the shareholders’ equity. For the year ended December 31, 2025, $8.0 million of unrealized gain on foreign currency translation was included in other comprehensive loss compared to an unrealized loss of $1.4 million for the year ended December 31, 2024.

We monitor our exposure to foreign exchange risk. We have not entered into foreign exchange contracts to hedge against foreign exchange fluctuations but maintain cash and cash equivalents in U.S. dollars to cover anticipated forward commitments, to provide a natural hedge against the impact of foreign exchange rate movements, but there can be no assurance that we will be fully protected against material foreign currency fluctuations.

Inflation Risk

Inflation may generally affect us by increasing our personnel costs, R&D expenses and general operating expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2025; however, operating expenses may continue to increase in future periods due to inflation.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2025, or the Evaluation Date. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 408 Regulation S-K Compliance

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our 2026 Proxy Statement under “Board of Directors and Corporate
Governance” and “Executive Officers of the Company” to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be set forth in our 2026 Proxy Statement under “Executive Compensation” to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our 2026 Proxy Statement under “Security Ownership of Certain
Beneficial Owners and Management” to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our 2026 Proxy Statement under “Transactions with Related Persons” and “Corporate Governance—Composition of the Mereo Board” to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in our 2026 Proxy Statement under “Fees for Independent Registered Public Accounting Firm—PwC” to be filed with the SEC within 120 days of December 31, 2025 and is incorporated by reference into this Annual Report on Form 10-K.

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

10.31††

Deed of Amendment and Restatement to Amended and Restated Subscription Deed, dated November 8, 2024, between Mereo BioPharma Group plc and AstraZeneca AB (incorporated by reference to 10.30 to Mereo’s Form 10-K filed March 26, 2025 (File No. 001-38452)).

Exhibit Number	Description of Exhibit

10.32††

Amended and restated Exclusive License and Option Agreement, dated November 8, 2024, between Mereo Biopharma
Group plc and AstraZeneca AB (incorporated by reference to 10.30 to Mereo’s Form 10-K filed March 26, 2025 (File No. 001-38452)).

10.33*††	First Amendment to Collaboration and License Agreement, dated May 20, 2025, between Mereo BioPharma 3 Limited and Ultragenyx Pharmaceutical Inc.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Mereo’s Form 10-K filed March 27, 2024 (File No. 001-38452)).

21.1	List of Subsidiaries of Mereo BioPharma Group plc. (incorporated by reference to Exhibit 8.1 Mereo’s Form 20-F filed March 28, 2023 (File No. 001-38452))

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page of this report).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Mereo BioPharma Group plc Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Mereo’s Form 10-K filed March 27, 2024 (File No. 001-38452)).

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

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 19, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 19, 2026, in the capacities indicated.

Signature	Title	Date

/s/ Denise Scots-Knight	Chief Executive Officer and Director	March 19, 2026
Denise Scots-Knight	(Principal Executive Officer)

/s/ Christine Fox	Chief Financial Officer	March 19, 2026
Christine Fox	(Principal Accounting and Financial Officer)

/s/ Michael Wyzga	Chairman of the Board of Directors	March 19, 2026
Michael Wyzga

/s/ Jeremy Bender	Director	March 19, 2026
Jeremy Bender

/s/ Anders Ekblom	Director	March 19, 2026
Anders Ekblom

/s/ Pierre Jacquet	Director	March 19, 2026
Pierre Jacquet

/s/ Annalisa Jenkins	Director	March 19, 2026
Annalisa Jenkins

/s/ Deepika Pakianathan	Director	March 19, 2026
Deepika Pakianathan

/s/ Justin Roberts	Director	March 19, 2026
Justin Roberts

/s/ Daniel Shames	Director	March 19, 2026
Daniel Shames

/s/ Marc Yoskowitz	Director	March 19, 2026
Marc Yoskowitz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mereo BioPharma Group plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mereo BioPharma Group plc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company will need additional funding to support its continuing operations and pursue its business strategy. Management’s evaluation of the events and conditions and management's plans to mitigate these matters are also described in Note 2.

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

Share-based compensation expense

As described in Note 15 to the consolidated financial statements, the total charge for share-based compensation was $7.6 million for the year ended December 31, 2025. Employees (including executives) and non-executive directors of the Company receive remuneration in the form of share-based compensation, whereby employees and non-executive directors render services as consideration for equity instruments (equity settled transactions). The total amounts to be expensed are measured based on the grant-date fair value of the awards and recognized over the period during which the employee or non-executive director is required to perform services in exchange for the award. The fair value of option awards are estimated on the date of grant using the Black-Scholes option pricing model which includes assumptions made by management.

The principal considerations for our determination that performing procedures relating to share-based compensation charge is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the grant-date fair value of option awards.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the model used by management, (iii) testing the completeness and accuracy of underlying data used in the fair value estimate, (iv) evaluating the reasonableness of the significant assumptions used by management in estimating the fair value, (v) performing a recalculation of the grant-date fair value estimate for a sample of option awards, and (vi) testing the expense recognized during the period for a sample of awards.

/s/ PricewaterhouseCoopers LLP

Reading, United Kingdom

March 19, 2026

We have served as the Company's auditor since 2023.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,992	$69,802
Prepaid expenses and other current assets	2,531	2,175
Research and development incentives receivables	1,497	2,786
Total current assets	45,020	74,763
Property and equipment, net	137	257
Operating lease right-of-use assets, net	244	727
Intangible assets, net	516	643
Total assets	$45,917	$76,390

Liabilities
Current liabilities:
Accounts payable	$1,333	$2,440
Accrued expenses	2,026	4,071
Convertible loan notes – current	—	5,535
Operating lease liabilities – current	202	707
Other current liabilities	741	1,095
Total current liabilities	4,302	13,848
Warrant liabilities – non-current	38	821
Operating lease liabilities – non-current	—	187
Other non-current liabilities	661	565
Total liabilities	$5,001	$15,421
Commitments and contingencies (Note 17)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 795,658,504 shares issued at December 31, 2025 (December 31, 2024: 775,728,034)	$3,135	$3,059
Additional paid-in capital	549,622	539,642
Accumulated deficit	(501,018)	(462,883)
Accumulated other comprehensive loss	(10,823)	(18,849)
Total shareholders’ equity	40,916	60,969
Total liabilities and shareholders’ equity	$45,917	$76,390

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$500	$—
Operating expenses
Cost of revenue	(133)	—
Research and development	(17,766)	(20,930)
General and administrative	(23,008)	(26,434)
Other income	300	—
Loss from operations	(40,107)	(47,364)
Other income/(expenses)
Interest income	2,173	3,041
Interest expense	(255)	(1,370)
Changes in the fair value of warrants	805	(419)
Foreign currency transaction (loss)/gain, net	(6,344)	1,210
Benefit from research and development tax credit	1,850	1,649
Net loss before income tax	(41,878)	(43,253)
Income tax benefit	—	—
Net loss	$(41,878)	$(43,253)

Loss per share – basic and diluted	$(0.05)	$(0.06)
Weighted average shares outstanding – basic and diluted	797,119,632	739,624,264

Net loss	$(41,878)	$(43,253)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	8,026	(1,364)
Total comprehensive loss	$(33,852)	$(44,617)

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(41,878)	$(43,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,598	7,390
Depreciation	157	143
Amortization of intangible assets	465	438
Amortization of operating lease right-of-use assets	527	507
Change in fair value of warrants	(805)	419
Non-cash interest income	(104)	—
Non-cash interest expense	228	1,351
Foreign currency transaction loss/(gain)	6,344	(1,210)
Other income	(300)	—
Non-cash consideration, milestone payment	—	1,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84)	2,980
Research and development incentives receivable	1,396	(1,649)
Accounts payable	(1,378)	146
Accrued expenses and other liabilities	(2,394)	(1,192)
Operating lease liabilities	(743)	(654)
Net cash used in operating activities	(30,971)	(32,834)

Cash flows from investing activities
Payments for intangible assets	(300)	(699)
Purchase of property and equipment	(20)	—
Proceeds from out-licensing	300	—
Net cash used in investing activities	(20)	(699)

Cash flows from financing activities
Proceeds from exercise of warrants	487	—
Proceeds from issuance of ordinary shares	39	47,000
Transaction costs on issuance of ordinary shares	(199)	(853)
Net cash provided by financing activities	327	46,147

(Decrease)/increase in cash and cash equivalents	(30,664)	12,614
Cash and cash equivalents at January 1,	69,802	57,421
Effect of exchange rate changes	1,854	(233)
Cash and cash equivalents at December 31,	$40,992	$69,802

Supplemental disclosure
Cash paid for interest	29	21

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Ordinary shares		Treasury shares		Additional	Accumulated other		Total
	Shares	Par value	Shares	Par value	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity
Balance, December 31, 2023	701,217,089	$2,775	923,400	$(1,230)	$486,107	$(17,485)	$(419,630)	$50,537
Net loss	—	—	—	—	—	—	(43,253)	(43,253)
Foreign currency translation adjustments	—	—	—	—	—	(1,364)	—	(1,364)
Share-based compensation	—	—	—	—	7,390	—	—	7,390
Exercise of share options	2,685,420	11	(210,485)	280	(299)	—	—	(8)
Delivery of shares on vesting of restricted stock units	433,880	2	(712,915)	950	(953)	—	—	(1)
Delivery of shares on vesting of performance based restricted stock units	6,690,755	25	—	—	(67)	—	—	(42)
Issuance of shares, net of discount	64,700,890	246	—	—	48,503	—	—	48,749
Transaction costs on issuance of shares	—	—	—	—	(1,039)	—	—	(1,039)
Balance, December 31, 2024	775,728,034	$3,059	—	$—	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	—	—	(41,878)	(41,878)
Foreign currency translation adjustments	—	—	—	—	—	8,026	—	8,026
Share-based compensation	—	—	—	—	7,598	—	—	7,598
Exercise of share options	174,100	1	—	—	38	—	—	39
Delivery of shares on vesting of restricted stock units	1,201,310	5	—	—	(5)	—	—	—
Transaction costs on issuance of shares	—	—	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	—	—	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	—	—	481	—	—	487
Transfer between reserves	—	—	—	—	(3,743)	—	3,743	—
Balance, December 31, 2025	795,658,504	$3,135	—	$—	$549,622	$(10,823)	$(501,018)	$40,916

The accompanying notes form an integral part of these consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business

Mereo BioPharma Group plc (the “Company” or “Mereo”) is a United Kingdom (“U.K.”) based biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. The Company has developed a portfolio of late-stage clinical product candidates, and its two late-stage rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta and alvelestat primarily for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease. The Company also has an early-stage rare disease program, vantictumab, for the treatment of autosomal dominant osteopetrosis Type 2.

The Company is a public limited company incorporated and domiciled in the U.K., and registered in England, with shares publicly traded on the Nasdaq Capital Market via ADSs under the ticker symbol “MREO”. The Company’s registered office is located at 4th Floor, One Cavendish Place, London, W1G 0QF, United Kingdom.

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC for annual financial reporting.

The consolidated financial statements are presented in U.S. dollars (“$”), which is the reporting currency of the Company. The functional currency of the Company is pound sterling (“£”). The functional currency of consolidated subsidiaries are mainly pound sterling and U.S. dollar. All amounts disclosed in the consolidated financial statements and notes have been rounded to the nearest thousand, unless otherwise stated.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $501.0 million as of December 31, 2025. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or other product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of December 31, 2025, the Company had cash and cash equivalents of $41.0 million. The Company expects that its cash and cash equivalents as of December 31, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. In the longer term, the Company will need additional funding to support its continuing operations and pursue its business strategy.

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

Segmental information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, view the Company’s operations and manage its business as a single operating segment, which is the business of developing rare disease therapies; however, the Company operates in two geographic regions: the U.K. and the U.S. The Company’s long-lived assets are primarily located in the U.K. As of both December 31, 2025 and 2024, no property and equipment was located in the U.S.

Concentration of credit risk and significant counterparties

The Company is dependent on a number of third parties for the delivery of its programs and, where required, pays upfront deposits and fees in advance of the delivery of services. The Company considers all of its material counterparties to be creditworthy and the credit risk for each of its major counterparties to be low, but continues to assess credit risk as part of its management of these third-party relationships. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company places cash and cash equivalents with established financial institutions with strong credit ratings. The Company’s maximum exposure to credit risk for the components of the balance sheet of December 31, 2025 are the carrying amounts. The Company has no significant off-balance sheet risk or concentration of credit risk, such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

Revenue

The Company’s ongoing major or central operations are the development of product candidates to key clinical milestones and either strategically partnering them or further developing such product candidates through potential regulatory approval and commercialization. The Company may enter into a range of different agreements with third parties, including but not limited to: (i) licensing agreements where the global rights to a product candidate are licensed to a partner; and (ii) collaboration agreements where rights to a product candidate are licensed to a partner but the Company retains certain rights, for example to further develop or commercialize the product candidate in specified geographical territories. Under both licensing and collaboration agreements, rights to product candidates are provided to a partner typically in exchange for consideration in the form of upfront payments and/or development, regulatory, commercial or other similar milestones, and royalties on commercial sales, should regulatory approval be obtained for the product candidates.

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

Where the Company has performed significant development activities for its product candidates, including the leflutrozole partnership described in Note 13, receipts from agreements with third parties are considered to be proceeds derived from customers of the Company’s ongoing major or central operations and therefore the Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

The Company estimates the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate variable consideration to include in the transaction price based on which method better predicts the amount of consideration expected to be received. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. The initial transaction price of a contract does not include amounts associated with customer option payments.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time, the facts and circumstances of each respective contract will be used to determine the revenue recognition pattern. The Company currently does not have any revenue that is being recognized over a period of time.

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

Contingent milestone payments

The Company's licensing arrangements and collaboration agreements may include development, regulatory and sales milestones. ASC 606 constrains the amount of variable consideration included in the transaction price in that either all, or a portion, of variable consideration should be included in the transaction price. The variable consideration should be included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company evaluates the probability of the milestones being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraints and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Research and development (“R&D”) expenses

R&D costs are expensed as incurred on an accruals basis in accordance with ASC Topic 730, Research and Development (“ASC 730”) because they have no alternative future uses. These expenses are comprised of the costs of the Company’s proprietary research and development efforts, including preclinical studies, clinical trials, manufacturing costs, employee salaries and benefits and share-based compensation expense, contract services including external R&D expenses incurred under arrangements with third parties such as CROs, facilities costs, overhead costs and other related expenses. Intellectual property costs incurred on each drug candidate and costs associated with pre-commercial activities to support pricing and reimbursement by health technology assessment authorities and payor decision-makers in Europe are excluded from R&D expenses and are recognized within general and administrative expenses. R&D costs that are paid in advance of performance are recorded as a prepaid expense and expensed over the service period as the services are provided. Accruals and prepayments for R&D expenses typically include fees and costs to be paid to CROs in relation to clinical trials and CMOs in relation to the manufacture of drug substance and drug product. These accruals and prepayments are calculated each period based on regular review and challenge by the relevant program manager of the detailed activity analysis provided directly by CROs and CMOs to determine their completeness and accuracy.

Defined contribution postretirement plan

The Group operates a defined contribution postretirement plan in the U.K. The Group’s contributions to the defined contribution postretirement plan are charged to profit or loss as they are incurred. Defined contribution plan expenses were $0.3 million and $0.3 million for the year ended December 31, 2025 and 2024, respectively.

Income taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in its tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that deferred tax assets will be recovered in the future to the extent management believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. All deferred tax liabilities and assets, as well as any related valuation allowance, are offset and presented as a single noncurrent amount for a particular tax-paying component of the Company and within a particular tax jurisdiction.

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

The Company recognizes interest related to unrecognized tax benefits within interest expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, no material accrued interest is included in the related tax liability line in the consolidated balance sheets.

U.K. R&D tax credit

The Company is subject to corporate taxation in the U.K. Due to the nature of the business, the Company has generated operating losses since inception. The benefit from R&D tax credits is recognized in the consolidated statements of operations and comprehensive loss, and represents R&D tax credits recoverable in the U.K. and recognized under the following schemes:

Year ended December 31, 2025

Pursuant to changes made by the Finance Act 2024, for accounting periods starting on or after April 1, 2024, a new, merged regime (the "Merged Scheme") came into effect for all companies, other than loss making R&D intensive small and medium sized enterprises ("SMEs").

Under the Merged Scheme, a headline credit rate of 20% on eligible R&D expenditure is available, and the credit is taxable at the applicable corporation tax rate. The amount of payable R&D tax credit that a business can receive in any one year is capped at £20,000 plus three times the Company’s total Pay As You Earn and National Insurance Contributions liability. Subcontracted expenditure in most cases is expected to be a qualifying cost (unless it relates to non-qualifying costs subcontracted overseas).

The U.K. R&D tax credit may either be offset against corporation tax liabilities, or paid net of tax as a cash credit where there is no liability in the future. As a result, the Company has recorded the entire benefit from the U.K. R&D tax credit as a benefit which is included in net loss before income tax and therefore it is not reflected as part of the income tax provision. If, in the future, any U.K. R&D tax credits generated are needed to offset a corporate income tax liability in the U.K., the relevant portion would be recorded as a benefit within the income tax provision and any refundable portion not dependent on taxable income would continue to be recorded within the benefit from research and development tax credit in the consolidated statements of operations and comprehensive loss.

For loss making R&D intensive SMEs, the enhanced R&D intensive support regime will be available (for companies where at least 30% of their total expenditure including any connected companies is on qualifying R&D). The Company did not qualify as an R&D intensive company for 2025, nor does it expect to in the future, and therefore expects to claim under the merged regime from 2025 onward.

Year ended December 31, 2024

The Company historically benefited from the U.K. small and medium sized enterprises research and development relief, which provided relief against U.K. corporation tax and enabled it to surrender some of its trading losses that arise from its R&D activities for a cash credit. Pursuant to changes made by the Finance Act 2023, for expenditure incurred on or after April 1, 2023, a cash credit of up to 27% for R&D intensive companies where at least 40% of their total expenditure is on qualifying R&D, or for non-R&D intensive companies, a cash credit of up to 18.6% of eligible R&D expenditure is available. From April 1, 2023, certain subcontracted qualifying research expenditures were eligible for a cash credit of up to 17.53% for R&D intensive companies or 12.09% for other companies. The difference in cash credit for qualifying subcontracted expenditure vs. other qualifying expenditure is due to a statutory restriction of 65% being applied to unconnected qualifying subcontracted expenditure, thus restricting the benefit available.

U.K. "patent box" regime

In the event the Company generates revenues in the future, it may also benefit from the U.K. “patent box” regime that allows profits attributable to revenues from patents or patented product candidates to be taxed at an effective rate of 10%. This relief applies to profits earned following election into the regime. When taken in combination with the enhanced relief available on our R&D expenditures, the Company expects a long-term lower rate of corporation tax will apply. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason it is unable to qualify for these regimes, or it is unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments, the Company's business, results of operations, and financial condition may be adversely affected.

Foreign currencies

The Company maintains its consolidated financial statements in its functional currency, which is pound sterling. This is also the functional currency of the wholly-owned subsidiaries which are consolidated, with the exceptions of Mereo BioPharma 5 Inc, and Mereo BioPharma Europe B.V., for which the functional currency is U.S. dollars and Euro, respectively. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive loss.

For financial reporting purposes, the consolidated financial statements of the Company have been presented in U.S. dollars, the reporting currency. The financial statements of consolidated entities are translated from their functional currency into U.S. dollars as follows: assets and liabilities are translated at the exchange rates at the balance sheet dates; revenue, operating expenses and other income/ (expense), net are translated at the average exchange rates for the periods presented; and shareholders’ equity is translated at the prevailing historical exchange rates. Translation adjustments are not included in determining net loss but are included as a foreign exchange adjustment to other comprehensive income/(loss), a component of shareholders’ equity.

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

Property and equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the consolidated statements of operations and comprehensive loss when the asset is derecognized.

The residual values, useful lives and methods of depreciation of property, plant and equipment are reviewed annually and adjusted prospectively, if appropriate.

Leases

Leases are accounted for under ASC Topic 842, Leases (“ASC 842”). The Company only has operating leases. The Company assesses whether a contract is, or contains, a lease at inception of the contract and recognizes a right-of-use (“ROU”) asset and a corresponding liability with respect to all lease arrangements in which it is a lessee. ROU assets and liabilities are recognized at the commencement date based on the present value of the remaining lease payments. For this purpose, the Company considers only payments that are fixed and determinable at the time of lease commencement.

As the Company's leases do not provide an implicit rate, the Company determines the incremental borrowing rate in calculating the present value of lease payments. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received.

The Company accounts for lease and non-lease components separately. Non-lease components include service and maintenance charges. There are no variable lease costs associated with the current leases.

Operating leases are included in right-of-use assets and in current and non-current operating lease liabilities on the Company's consolidated balance sheets.

Lease expense for lease payments is considered operating lease costs and is recognized on a straight-line basis over the lease term. The lease terms for the underlying assets is as follows:

• Right-of-use asset (building)	five years

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

Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of December 31, 2025.

Intangible assets that have been acquired in a business combination are initially recorded at fair value.

Intangible assets are amortized over their estimated useful economic life from the date they are available for use and are recognized in general and administrative expenses. An intangible asset is derecognized on disposal, or when no future economic benefits are expected from use or disposal. Gains or losses arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, are recognized within Net loss when the asset is derecognized.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, deferred consideration, warrant liabilities and the liability component of the convertible loan notes and other financing arrangements. Cash, cash equivalents (except for investments in money market funds), accounts payable and accrued expenses are initially recorded and subsequently measured at cost, which is considered to approximate their fair value due to the short-term nature of such financial instruments. The carrying value of investment warrant liabilities and convertible loan notes is explained in the sections below.

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

As described in Note 10, the Company issued the Novartis Loan Note in 2020, which included convertible loan notes and warrants. Pursuant to ASC Subtopic 470-20, the Company separately accounted for the liability component of the convertible loan notes, the embedded conversion option and the warrants. This Loan Note was fully converted in February 2025.

Both the conversion option and the warrants were separately accounted for as equity instruments upon issuance. The conversion option and warrants are accounted for as equity instruments as they met the requirements to be considered indexed to the Company's own shares under Subtopic 815-40.

Consideration received for hybrid financial instruments containing convertible debt is initially allocated to the fair value of separately recognized derivative instruments that will be subsequently remeasured at fair value under ASC 815. The remaining consideration is allocated to the liability portion of the convertible loan notes and any other separately recognized equity instruments, such as the embedded conversion option, based on the relative fair value of each instrument.

Where none of the embedded derivatives are required to be subsequently remeasured at fair value, the consideration is allocated to all elements based on the relative fair value of each instrument. As the conversion option in the Novartis Loan Note is classified as an equity instrument, it qualifies for the scope exception for contracts indexed to the Company's own equity and as such is allocated to additional paid-in capital and accounted for at the initial recognition amount.

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

Warrant liabilities

The Company issued warrants to its previous lenders pursuant to the terms of its loan facility in August 2017 and October 2018. The warrants were classified as liabilities as they included provisions that could require cash settlement. The warrant instruments are recorded at fair value, with changes in the fair value recognized in the consolidated statements of operations and comprehensive loss as a component of net loss, where the terms of the warrant instruments allow for cashless exercise.

Equity classified warrants

The Company has issued the following equity classified warrants:

-
Warrants over 2,000,000 ordinary shares with a subscription price of £0.15 per ordinary share in conjunction with amendments made to the Novartis Loan Note in 2023 (the "2023 Novartis Warrants"). These warrants are exercisable until February 10, 2028 and the value allocated to them was recognized in additional paid-in capital at issuance as described above. Another tranche of warrants over 1,449,610 ordinary shares to Novartis at an exercise price of £0.265 per ordinary share issued in 2020 have been exercised on February 7, 2025 (see Note 10).
-
In October 2018, the Company entered into a funding agreement with The Alpha-1 Project (“TAP”), which provided for total payments of $0.4 million, of which the final installment of $0.1 million was received in May 2023. In exchange for funding, the Company issued warrants over a total of 1,551,699 ordinary shares (the "TAP Warrants"), allowing TAP to subscribe for ordinary shares in the Company. Under the agreement, TAP is potentially entitled to receive a payment equivalent to the amounts received by Mereo (up to a maximum of $0.4 million) conditional on and within thirty days of the first regulatory approval for alvelestat. The agreement was accounted for as a compound instrument that includes both debt and equity components with the carrying value of each component established based on the relative fair value of each component. The amount allocated to the liability component is accreted back to the face value over the period to the earliest reasonable repayment date using the effective interest method. The amount allocated to the warrants was recognized in additional paid-in capital and is not subsequently remeasured. In February 2026, the Company received an exercise notice from TAP and subsequently issued and allotted 1,551,695 shares (equivalent to 310,339 ADSs) on the non-cash exercise of the warrants.

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

For assets and liabilities that are recognized in the consolidated financial statements on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by reassessing categorization (based on the lowest level input that is significant to the fair value measurement as a whole) at the end of each reporting period. There were no transfers within the fair value hierarchy during the years ended December 31, 2025 and 2024.

Cash and cash equivalents

Cash and cash equivalents in the consolidated balance sheets comprise cash at banks, short-term deposits with a maturity of three months or less from placement and investments in money market funds.

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

Treasury shares

Until it was terminated during the year ended December 31, 2024, an Employee Benefit Trust ("EBT") held ADSs as treasury shares to satisfy the exercise of options and the vesting of restricted stock units under the Company’s share-based incentive schemes. The EBT was a Jersey-based trust which was initially funded by a loan from the Company, which it utilized to purchase shares in sufficient quantity to fulfill the envisaged awards. In accordance with ASC Topic 505, Equity (“ASC 505”), these shares were deducted from ordinary shares on the consolidated balance sheet at their nominal value. Shares held by the EBT were included in the consolidated balance sheets as a reduction in additional paid-in capital.

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

Income/(loss) per share

Basic income/(loss) per share is computed by dividing the net income/(loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding and contingently issuable shares that satisfied all necessary conditions for the reporting period without consideration for potentially dilutive securities. Net income/(loss) attributable to ordinary shareholders is computed as if all net income/(loss) for the period had been distributed. During periods in which the Company incurred a net loss, the Company allocates no net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company.

The Company computes diluted income/(loss) per ordinary share after giving consideration to all potentially dilutive ordinary share equivalents, including share options outstanding during the period, except where the effect of such non-participating securities would be antidilutive.

Diluted income/(loss) per share is computed by dividing the net income/(loss) attributable to ordinary shareholders by the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding for the period, determined using the treasury stock and if-converted methods.

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

ASU 2023-09 is effective for fiscal periods beginning after December 15, 2024. The Company adopted this standard for the year ended December 31, 2025 on a retrospective basis by including within the consolidated financial statements the additional disclosures described above. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed disclosures about specified categories of expenses included in certain expense captions presented on the face of the consolidated statements of operations and comprehensive loss, including employee compensation, depreciation and amortization. ASU No. 2024-03 is effective in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statement issued for reporting periods after the effective date of the ASU or retrospectively to all prior periods presented. The Company is currently evaluating the impact of the adopting of ASU No. 2024-03 on its consolidated financial statements.

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

4. Fair value measurement

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above:

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	22,749	—	22,749	—
Financial liabilities
Warrant liabilities	38	—	38	—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial liabilities
Warrant liabilities	821	—	821	—

There were no transfers between any levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.

Fair values of the investments in money market funds are determined based on the net asset value per share of each fund stated in the fund manager's statement.

As of December 31, 2025 and 2024, warrant liabilities solely related to warrants outstanding to the former lenders of the Company as described in Note 11.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024
	($'000)	($'000)
VAT receivable	$486	$464
Prepaid research and development expenses	161	201
Security deposits	395	378
Prepaid insurance premiums	1,126	1,003
Prepaid general and administrative expenses	222	69
Other assets	141	60
Total	$2,531	$2,175

6. Property and equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2025	2024
	($'000)	($'000)
Leasehold improvements	$764	$712
Office equipment	210	196
IT equipment	248	298
Property and equipment, at cost	1,222	1,206
Less: accumulated depreciation	(1,085)	(949)
Property and equipment, net	$137	$257

Depreciation expense was $0.2 million and $0.1 million for the year ended December 31, 2025 and 2024, respectively.

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

The total lease expense included in the statements of operations and comprehensive loss was $0.7 million and $0.7 million for the year ended December 31, 2025 and 2024, respectively. There were no material variable lease costs.

	As of December 31,
	2025	2024
Operating leases
Weighted-average remaining contractual lease term (years)	0.50	1.50
Weighted average discount rate	10.0%	10.0%

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$807	$780

The following table summarizes the maturities of the Company’s operating lease liabilities as of December 31, 2025:

As of December 31, 2025
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2026	$205
Total undiscounted payments	205
Less: Present value discount	(3)
Lease liability	$202
Lease liability – current	$202
Lease liability – non-current	$—

8. Other current liabilities

Other current liabilities consists of the following:

	December 31,	December 31,
	2025	2024
	($'000)	($'000)
Social security and other taxes	$320	$503
Deferred consideration liability	296	296
Equity issuance costs payable	95	235
Other current liabilities	30	61
Total	$741	$1,095

9. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
	($'000)	($'000)
Accrued research and development costs	$789	$948
Accrued legal and professional fees	788	727
Accrued bonus	228	2,001
Accrued local taxes	33	267
Other accrued expenses	188	128
Total	$2,026	$4,071

10. Convertible loan notes and related warrants

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

The Company recognized interest expense of $0.2 million and $1.2 million in relation to the Novartis Loan Note for the year ended December 31, 2025 and 2024, respectively. The effective interest rate applied to the liability portion of the Novartis Loan Note for the years ended December 31, 2025 and 2024 was 27.8%.

Related equity classified warrants

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

11. Warrant liability

	Warrant liabilities
	2025	2024
	($'000)	($'000)
At January 1	$821	$412
Changes in fair value during the year	(805)	419
Foreign exchange	22	(10)
At December 31	$38	$821

As of December 31, 2025, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% and 0.3% of the issued ordinary share capital of the Company as of December 31, 2025 and 2024, respectively. There were no warrants classified as liabilities exercised during the years ended December 31, 2025 and 2024.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	December 31,	December 31,
	2025	2024
Market value of ADSs ($)	$0.42	$3.50
Risk-free interest rate (%)	3.93%	4.15%
Expected life (years)	1.8	2.8
Expected volatility (%)	129.58%	95.00%
Expected dividends (%)	0.00%	0.00%

12. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Par value ($'000)
At December 31, 2023	701,217,089	$2,775
Exercise of share options	2,685,420	11
Vesting of RSUs	433,880	2
Vesting of PSUs	6,690,755	25
Issuance of shares	64,700,890	246
At December 31, 2024	775,728,034	$3,059
Exercise of share options	174,100	1
Vesting of RSUs	1,201,310	5
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At December 31, 2025	795,658,504	$3,135

In February 2025, the Company issued and allotted 17,105,450 ordinary shares (equivalent to 3,421,090 ADSs) on the non-cash conversion of the outstanding principal and accrued interest of the Novartis Loan Note.

In February 2025, the Company issued and allotted 1,449,610 ordinary shares (equivalent to 289,922 ADSs) upon exercise of the 2020 Novartis Warrants.

During the year ended December 31, 2025, 1,375,410 ordinary shares were issued due to the vesting of RSUs and exercise of share options.

13. Revenue and Cost of revenue

ReproNovo Partnership

In December 2023, the Company and ReproNovo SA. (“ReproNovo”) entered into a global licensing agreement for the development and commercialization of leflutrozole (the “ReproNovo Licensing Agreement”). Under the terms of the ReproNovo Licensing Agreement, ReproNovo received an exclusive worldwide license and will be responsible for all future research, development and commercialization of leflutrozole. Additionally, the Company received an upfront payment of $1.0 million and will be eligible to receive up to $64.3 million in total in development, regulatory and commercial milestones and tiered royalties ranging from the low-to-mid-single digits on global annual net sales of leflutrozole.

A single performance obligation was identified in this agreement which is the promise to grant the license to develop and commercialize leflutrozole.

The Company recognized a milestone payment of $0.5 million as revenue under the terms of the ReproNovo Licensing Agreement during the year ended December 31, 2025 following confirmation by ReproNovo that the first participant had been included in a Phase 2 trial of leflutrozole. No revenue was recognized during the year ended December 31, 2024.

As a consequence of the milestone payment received, and in accordance with the terms of the 2015 asset purchase agreement with Novartis, the Company recognized $0.1 million as cost of revenue during the year ended December 31, 2025. No cost of revenue was recognized during the year ended December 31, 2024.

14. Income taxes

The Company operates in the U.K. and in the U.S. and is subject to income taxes in those countries. The U.K corporation tax rate applied for the years ended December 31, 2025 and 2024 was 25%. U.K. deferred tax assets and liabilities have been measured at the enacted rate of 25%. The U.S federal income tax rate for the year ended December 31, 2025 and 2024 was 21%. U.S. deferred tax assets and liabilities are calculated at the enacted rate of 21%.

The components of net loss before income tax are as follows:

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
United Kingdom	$39,885	$38,985
United States	1,993	4,268
Total	$41,878	$43,253

Both current and deferred income tax benefits are $nil for the years ended December 31, 2025 and 2024.

A reconciliation of the U.K. statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2025		2024
	($'000)	(%)	($'000)	(%)
Income tax benefit using U.K. statutory tax rate	10,414	25.0	10,863	25.0
Foreign tax effects
U.S. – statutory tax rate difference	(80)	(0.2)	(201)	(0.4)
Tax credits
U.K. – R&D tax credits	—	—	(1,814)	(4.2)
U.S. – R&D tax credits	26	—	84	—
Changes in valuation allowances – deferred tax	(8,374)	(20.1)	(7,612)	(17.3)
Nontaxable or nondeductible items – permanent differences
Share-based payments	(1,704)	(4.1)	(1,110)	(2.6)
Other	(143)	(0.3)	(210)	(0.5)
Other adjustments	(139)	(0.3)	—	—
Effective tax rate for loss	—	—	—	—

The comparative information in the reconciliation above have been reclassified to conform with current year presentation following the adoption of ASU 2023-09.

Following the implementation of the Merged scheme effective for accounting period on or after April 1, 2024, the U.K. R&D tax credits are taxable at the applicable corporation tax rate (see Note 2) and therefore no longer result in a reconciling item in the table above. The corporation tax arising on these U.K. R&D tax credits (the "RDEC Step 2 restriction") has been recognized as a deferred tax asset in the table below.

Components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
Deferred tax assets:
Operating losses carryforwards	$131,134	$117,604
Property and equipment	38	13
Intangible assets	2,619	4,866
Temporary differences trading	338	65
Temporary differences non-trading	19	10
U.S. tax credits	78,336	79,031
Section 174 R&E	3,490	4,106
Share-based compensation awards	10,429	9,310
Other	9	16
RDEC Step 2 restriction	351	—
Gross deferred tax asset	226,763	215,021
Valuation allowance	$(226,763)	$(215,021)
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Net deferred tax liabilities	$—	$—
Total deferred tax, net	$—	$—

Movements in deferred tax valuation allowance:

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
Valuation allowance at January 1	$(215,021)	$(206,344)
Charges to income tax benefit	$(8,374)	(7,612)
Charges to other comprehensive income/(loss)	$(3,368)	(1,065)
Valuation allowance at December 31	$(226,763)	$(215,021)

Following review of the cumulative tax losses and projections of future taxable losses, it was determined that it is not more likely than not that they will be realized. Accordingly, valuation allowances have been provided over deferred tax assets.

As of December 31, 2025, the Company had (i) U.K. net operating loss carryforwards of $64.1 million that can be carried forward indefinitely; (ii) U.S. federal tax losses to be carried forward of $67.0 million, of which $20.5 million can be carried forward indefinitely and $46.5 million begin to expire in 2026; (iii) U.S. federal R&D tax credits of $13.7 million that begin to expire in 2027 and less than $0.1 million of state R&D tax credits that do not expire; and (iv) U.S. state tax losses to be carried forward of less than $0.1 million which begin to expire in 2027.

As of December 31, 2024 the Company had (i) U.K. net operating loss carryforwards of $36.6 million that can be carried forward indefinitely; (ii) U.S. federal tax losses to be carried forward of $66.3 million, of which $19.5 million can be carried forward indefinitely and $46.8 million that began to expire in 2025; (iii) U.S. federal R&D tax credits of $13.9 million that began to expire in 2025 and less than $0.1 million of state R&D tax credits that do not expire; and (iv) U.S. state tax losses to be carried forward of less than $0.1 million which begin to expire in 2027.

The Company files separate income tax returns in the U.K. and the U.S. All necessary income tax filings have been completed for all years up to and including December 31, 2024, and there are no ongoing tax examinations in any jurisdiction. There were no federal (national), state or local income tax expense (or benefit) and no federal (national), state or local income tax has been paid in any jurisdiction for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company has a cumulative uncertain tax position of $3.8 million. The uncertain tax position relates to U.S. R&D tax credits. The total amount of unrecognized tax benefits, if recognized, would affect the effective tax rate. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The following table summarizes the activity related to unrecognized income tax benefits:

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
Balance at January 1	$3,749	$3,729
Additions based on tax positions related to current year	4	20
Balance at December 31	$3,753	$3,749

For Mereo BioPharma 5, Inc., with respect to accumulated tax losses carried forward prior to its acquisition by the Company of $18.2 million, there is a change of control restriction which will limit the amount available in any one year to $0.3 million per year.

15. Share-based compensation

The Company currently grants equity awards under the Mereo 2019 Equity Incentive Plan (the “2019 EIP”) and the 2019 Non-Employee Equity Incentive Plan (the “2019 NED EIP”). There are also still outstanding awards under two previous plans, the Mereo BioPharma Group Limited Share Option Plan and the Mereo Share Option Plan (together the "Previous Share Option Plans"), however no further grants are envisioned from these plans.

The 2019 EIP and 2019 NED EIP were adopted on April 4, 2019, and subsequently amended on February 3, 2020 and January 15, 2021. The 2019 EIP and 2019 NED EIP authorize the grant of a variety of types of share awards over the Company’s

ADSs to executives and employees, and non-executives, respectively. The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 14.2 million as of December 31, 2025.

The expense for share-based compensation arises solely in respect of awards made under these two active plans as follows:

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
2019 EIP	$6,100	$5,898
2019 NED EIP	1,498	1,492
Total	$7,598	$7,390

As of December 31, 2025, the total unrecognized compensation cost related to outstanding share awards was $4.3 million, which the Company expects to recognize over a weighted-average period of 1.6 years.

Options exercised and RSUs vesting in the year ended December 31, 2025 were settled by the Company issuing new shares for the equivalent number of shares underlying the award. Options exercised between March 2024 and December 31, 2024 were net share settled such that the Company withheld shares with a value equivalent to the exercise price. In both cases, a portion of the shares issued were then sold on the employee's behalf for an amount sufficient to cover their obligation for the applicable income and other employment taxes, and the proceeds were remitted to the appropriate taxing authorities. RSUs vesting in the period were settled by the Company issuing new shares for the equivalent number of shares underlying the award and settling taxes in the same way.

Prior to March 2024, the remaining shares held in the EBT were used to satisfy the exercise of Options and vesting of RSUs to employees. The EBT was terminated during the year ended December 31, 2024.

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

A summary of the Company’s Option activity and related information under the 2019 EIP for the years ended December 31, 2025 and 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	11,271,023	$2.02	$15,758
Granted	2,398,730	2.89	—
Forfeited	(133,506)	2.41	—
Exercised	(34,820)	1.13	32
Expired	(23,544)	3.70	—
At December 31, 2025	13,477,883	$2.17	$—
Vested	8,644,082	$1.96	$—

The weighted average fair value per share of Options granted during the year ended December 31, 2025 and 2024 was $2.40 and $2.61, respectively.

The weighted average contractual life of Options outstanding as of December 31, 2025 and 2024 was 7.0 years and 7.6 years, respectively. The weighted average contractual life for vested Options as of December 31, 2025 and 2024 was 6.3 years and 6.8 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate (%)	4.48%	4.02%
Expected life (years)	6.25	6.25
Expected volatility (%)	104.26%	90.82%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs for the year ended December 31, 2025 and an appropriate peer group of companies for the year ended December 31, 2024. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

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

A summary of the Company’s RSU activity and related information under the 2019 EIP for the years ended December 31, 2025 and 2024 is as follows; all outstanding RSUs are expected to vest:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	441,247	2.10
Granted	327,302	2.73
Vested	(240,262)	1.98
Forfeited	(69,912)	2.39
At December 31, 2025	458,375	$2.57

As of December 31, 2025 and 2024, the weighted average remaining period of RSUs outstanding was 2.0 years and 2.2 years, respectively. The total fair value of RSUs vested and delivered during the year ended December 31, 2025 and 2024 was $0.6 million and $0.9 million, respectively.

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

A summary of the Company’s Option activity and related information under the 2019 NED EIP for the years ended December 31, 2025 and 2024 is as follows; all outstanding Options are expected to vest:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	1,542,087	$2.16	$2,123
Granted	440,000	3.16	—
At December 31, 2025	1,982,087	$2.38	$—
Vested	1,908,759	$2.35	$—

The weighted average fair value per share of Options granted during the year ended December 31, 2025 and 2024 was $2.51 and $2.83, respectively.

The weighted average contractual life of Options outstanding as of December 31, 2025 and 2024 was 7.0 years and 7.5 years, respectively. The weighted average contractual life for vested Options as of December 31, 2025 and 2024 was 7.0 years and 7.4 years, respectively.

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

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs for the year ended December 31, 2025 and an appropriate peer group of companies for the year ended December 31, 2024. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

Non-executive directors may voluntarily elect to convert their annual cash fees for services on the board of directors to DRSUs which were granted to NEDs who made such elections. The number of DRSUs granted is determined by dividing the amount of the annual cash compensation by the average closing trading price of the Company's ADSs over the most recent 30 trading days as of the date of grant. Each DRSU entitles the holder to receive an ADS at no cost upon the completion of the vesting period. DRSUs granted under the 2019 NED EIP vest in substantially equal monthly installments over the plan year. Delivery of ADSs underlying DRSUs will generally be 180 days following separation of service but have no specified contractual term.

A summary of the Company’s DRSU activity and related information under the 2019 NED EIP for the years ended December 31, 2025 and 2024 is as follows; all outstanding DRSUs are expected to vest:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2024	855,375	$1.43
Granted	124,233	3.16
At December 31, 2025	979,608	$1.65
Vested	969,258	$1.64
Unvested	10,350	3.16

As of December 31, 2024, there were 20,903 DRSUs unvested with a weighted average grant date fair value of $3.87 per DRSU. The total fair value of DRSUs vested during the year ended December 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively.

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

A summary of the Company’s Options activity and related information under the Previous Share Options Plans for the year ended December 31, 2025 is as follows; all outstanding Options are vested:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2024	1,419,867	$9.24	$—
Expired	(1,312,259)	8.63	—
At December 31, 2025	107,608	$16.68	$—

The weighted average contractual life of Options outstanding and vested at December 31, 2025 and 2024 was 1.1 years and 0.8 years, respectively.

16. Loss per share

Basic loss per share is calculated by dividing the loss attributable to ordinary equity holders of the Company for the year by the weighted average number of ordinary shares outstanding during the year. Diluted loss per share is based on dividing the loss attributable for the year, adjusted for the effect of diluted ordinary shares, by ordinary share equivalents, which includes the weighted average number of ordinary shares outstanding and the effect of dilutive ordinary share equivalents.

	Year Ended December 31,
	2025	2024
	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(41,878)	$(43,253)
Net loss per share – basic and diluted	$(0.05)	$(0.06)
Weighted-average number of shares used in computing net loss per share – basic and diluted	797,119,632	739,624,264

The Company’s potentially dilutive securities in the table below have been excluded from the computation of diluted loss per share as the effect for the years ended December 31, 2025 and 2024 would be to reduce the loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted loss per share is the same.

	Year Ended December 31,
	2025	2024
Ordinary shares issuable for:
Share-based compensation awards	80,181,515	77,647,995
Convertible loan notes	—	16,966,052
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	3,551,699	5,001,313

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

The Company further agreed that in the event it transfers, licenses, assigns or leases all or substantially all of its assets, it will pay Novartis a percentage of the proceeds of such transaction, subject to certain deductions. The payment of a percentage of proceeds is not payable with respect to any transaction involving equity interests of Mereo BioPharma Group plc, a merger or consolidation of Mereo BioPharma Group plc, or a sale of any assets of Mereo BioPharma Group plc.

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

Under the terms of the Amended AstraZeneca Agreements, the Company has agreed, in connection with certain further development and regulatory milestones, to make potential future payments both in cash and through the issue of a variable number of additional ADSs to AstraZeneca of up to $114.3 million in aggregate for products included in the Amended AstraZeneca License Agreement.

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs, and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments in each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of December 31, 2025 and 2024.

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

Research and development activities

The Company enters into contracts in the normal course of business with CROs, CMOs and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company has no manufacturing commitments with CMOs as of December 31, 2025 and had $0.5 million as of December 31, 2024.

Manufacturing and supply agreement with Ultragenyx

In December 2024, the Company entered into a manufacturing and supply agreement with Ultragenyx under which Ultragenyx is responsible for the manufacture and supply of setrusumab to the Company in its territories. The Company is also required to reimburse Ultragenyx for a portion of the manufacturing process development costs, future commercial supply costs as well as a portion of costs in the event of cancellation of certain manufacturing slots. Pursuant to this agreement, the Company expects to recognize its share of the costs related to cancellation of certain manufacturing slots by Ultragenyx in the first half of 2026. The amount of these costs is currently subject to verification.

Legal proceedings

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. The Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of December 31, 2025 and 2024.

18. Related party disclosures

In the years ended December 31, 2025 and 2024, there were no reportable related party transactions.

19. Segment information

The Company has one operating segment focused on the business of developing rare disease therapies. The accounting policies of the single operating segment are described in Note 2. The chief operating decision maker, its Chief Executive Officer, assesses performance for the entity and decides how to allocate resources based on consolidated net loss before income tax, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

	Year Ended December 31,
	2025	2024
	($'000)	($'000)
Revenue	$500	$—
Cost of revenue	(133)	—
Research and development expenses
Setrusumab (BPS-804/UX143)	(11,518)	(5,784)
Alvelestat (MPH-966)	(5,174)	(12,918)
Etigilimab (MPH-313)	(809)	(1,768)
Other	(265)	(460)
General and administrative expenses	(23,008)	(26,434)
Other segment items	(1,471)	4,111
Net loss before income tax	$(41,878)	$(43,253)

The revenue recognized by the Company during the year ended December 31, 2025 was attributable to its operations in the U.K.

Other segment expenses consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction loss/(gain), benefit from research and development tax credit and other income. These are disclosed in the consolidated statements of operations and comprehensive loss.

20. Subsequent events

Putative Securities Class Action

On February 4, 2026, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Denise Scots-Knight, and its Chief Scientific Officer, John Lewicki (the “Defendants”). This action, captioned Dodge v. Mereo Biopharma Group PLC (No. 1:26-cv-988), alleges that the Defendants violated federal securities law by making false and misleading statements regarding the Company's business and operations. The Plaintiff seeks the payment of damages allegedly sustained by her and the putative class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees. The Company intends to vigorously defend against this action. Due to the nature of this matter and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.