Form 10-Q
period 2026-03-31
Mereo BioPharma Group plc
filed 2026-05-12
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026 the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 798,093,044.

GENERAL INFORMATION

In this Quarterly Report on Form 10‑Q (“Quarterly Report”), “Mereo,” the “Group,” the “Company,” “we,” “us” and “our” refer to Mereo BioPharma Group plc and its consolidated subsidiaries, except where the context otherwise requires.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect”, “plan,” “foresee,” “should,” “would,” “could,” “outlook,” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking.

Any forward-looking statements in this Quarterly Report reflect our current expectations, beliefs and assumptions concerning future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the uncertainties inherent in the clinical development process; the Company’s reliance on third parties to conduct its clinical trials and provide funding for its clinical trials; the sufficiency of existing cash to fund operations and/or the inability to raise additional funding on favorable terms or at all; the uncertainty inherent in regulatory review processes, including varying interpretations and analyses of data from clinical trials; the Company’s dependence on enrollment of patients in its clinical trials; potentially smaller than anticipated market opportunities for the Company's product candidates; the Company’s dependence on its key executives; the Company’s ability to maintain compliance with Nasdaq continued listing requirements; and additional factors listed under Part I, Item 1A. Risk Factors of our most recent Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026 (the “2025 Annual Report”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$36,223	$40,992
Prepaid expenses and other current assets	2,249	2,531
Research and development incentives receivables	1,562	1,497
Total current assets	40,034	45,020
Property and equipment, net	91	137
Operating lease right-of-use assets, net	108	244
Intangible assets, net	381	516
Total assets	$40,614	$45,917

Liabilities
Current liabilities:
Accounts payable	$3,226	$1,333
Accrued expenses	2,046	2,026
Operating lease liabilities – current	—	202
Other current liabilities	905	741
Total current liabilities	6,177	4,302
Warrant liabilities – non-current	21	38
Other non-current liabilities	362	661
Total liabilities	$6,560	$5,001
Commitments and contingencies (Note 14)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 798,078,829 shares issued at March 31, 2026 (December 31, 2025: 795,658,504)	$3,145	$3,135
Additional paid-in capital	551,018	549,622
Accumulated deficit	(507,538)	(501,018)
Accumulated other comprehensive loss	(12,571)	(10,823)
Total shareholders’ equity	34,054	40,916
Total liabilities and shareholders’ equity	$40,614	$45,917

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$(4,747)	$(3,930)
General and administrative	(4,019)	(7,272)
Loss from operations	(8,766)	(11,202)
Other income/(expenses)
Interest income	327	659
Interest expense	(20)	(180)
Changes in the fair value of warrants	17	416
Foreign currency transaction gain/(loss), net	1,628	(2,765)
Benefit from research and development tax credit	95	185
Net loss before income tax	(6,719)	(12,887)
Income tax benefit	—	—
Net loss	$(6,719)	$(12,887)

Loss per share – basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding – basic and diluted	801,805,570	784,279,387

Net loss	$(6,719)	$(12,887)
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(1,748)	3,559
Total comprehensive loss	$(8,467)	$(9,328)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(6,719)	$(12,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,605	2,278
Depreciation	44	38
Amortization of intangible assets	127	106
Amortization of operating lease right-of-use assets	134	126
Change in fair value of warrants	(17)	(416)
Non-cash interest income	(31)	—
Non-cash interest expense	12	175
Foreign currency transaction gain/(loss)	(1,628)	2,765
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	271	(268)
Research and development incentives receivable	(95)	952
Accounts payable	1,957	362
Accrued expenses and other liabilities	229	(1,390)
Operating lease liabilities	(201)	(170)
Net cash used in operating activities	(4,312)	(8,329)

Cash flows from investing activities
Payments for intangible assets	(300)	(300)
Purchase of property and equipment	—	(20)
Net cash used in investing activities	(300)	(320)

Cash flows from financing activities
Proceeds from exercise of warrants	—	487
Transaction costs on issuance of ordinary shares	—	(65)
Net cash provided by financing activities	—	422

Decrease in cash and cash equivalents	(4,612)	(8,227)
Cash and cash equivalents at January 1,	40,992	69,802
Effect of exchange rate changes	(157)	908
Cash and cash equivalents at March 31,	$36,223	$62,483

Supplemental disclosure
Cash paid for interest	7	7

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Additional	Accumulated other		Total
	Shares	Par value	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity
Balance, December 31, 2025	795,658,504	$3,135	$549,622	$(10,823)	$(501,018)	$40,916
Net loss	—	—	—	—	(6,719)	(6,719)
Foreign currency translation adjustments	—	—	—	(1,748)	—	(1,748)
Share-based compensation	—	—	1,605	—	—	1,605
Delivery of shares on vesting of restricted stock units	868,630	4	(4)	—	—	—
Exercise of warrants	1,551,695	6	(6)	—	—	—
Transfer between reserves	—	—	(199)	—	199	—
Balance, March 31, 2026	798,078,829	$3,145	$551,018	$(12,571)	$(507,538)	$34,054

Balance, December 31, 2024	775,728,034	$3,059	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	(12,887)	(12,887)
Foreign currency translation adjustments	—	—	—	3,559	—	3,559
Share-based compensation	—	—	2,278	—	—	2,278
Delivery of shares on vesting of restricted stock units	718,350	3	(3)	—	—	—
Transaction costs on issuance of shares	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	481	—	—	487
Transfer between reserves	—	—	(3,743)	—	3,743	—
Balance, March 31, 2025	795,001,444	$3,132	$544,266	$(15,290)	$(472,027)	$60,081

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of business

Mereo BioPharma Group plc (the “Company” or “Mereo”) is a United Kingdom (“U.K.”) based biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. The Company has developed a portfolio of late-stage clinical product candidates, and its two late-stage rare disease product candidates are setrusumab for the treatment of osteogenesis imperfecta (“OI”) and alvelestat primarily for the treatment of severe alpha-1 antitrypsin deficiency-associated lung disease (“AATD-LD”). The Company also has an early-stage rare disease program, vantictumab, for the treatment of autosomal dominant osteopetrosis Type 2 (“ADO2”).

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

2. Basis of presentation and summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements of the Company and its subsidiaries and other financial information included in this quarterly report on Form 10-Q (“Quarterly Report”) are unaudited, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All intercompany balances and transactions between the Company and its subsidiaries have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026 (the “2025 Annual Report”). The condensed consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements included in the 2025 Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The interim results are not necessarily indicative of results to be expected for the full year.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $507.5 million as of March 31, 2026. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or other product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of March 31, 2026, the Company had cash and cash equivalents of $36.2 million. The Company expects that its cash and cash equivalents as of March 31, 2026 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. In the longer term, the Company will need additional funding to support its continuing operations and pursue its business strategy.

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

3. Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance, other than those previously included in the 2025 Annual Report that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods and were discussed in its 2025 Annual Report.

4. Fair value measurement

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, deferred consideration and warrant liabilities. Cash, cash equivalents (except for investments in money market funds), accounts payable and accrued expenses are initially recorded and subsequently measured at cost, which is considered to approximate their fair value due to the short-term nature of such financial instruments.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	23,589	—	23,589	—
Financial liabilities
Warrant liabilities	21	—	21	—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	22,749	—	22,749	—
Financial liabilities
Warrant liabilities	38	—	38	—

There were no transfers between any levels of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

Fair values of the investments in money market funds are determined based on the net asset value per share of each fund stated in the fund manager's statement.

As of March 31, 2026 and December 31, 2025, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 10.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
	($'000)	($'000)
VAT receivable	$317	$486
Prepaid research and development expenses	210	161
Security deposits	387	395
Prepaid insurance premiums	451	1,126
Prepaid general and administrative expenses	811	222
Other assets	73	141
Total	$2,249	$2,531

6. Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2026	2025
	($'000)	($'000)
Leasehold improvements	$749	$764
Office equipment	195	210
IT equipment	125	248
Property and equipment, at cost	1,069	1,222
Less: accumulated depreciation	(978)	(1,085)
Property and equipment, net	$91	$137

Depreciation expense was less than $0.1 million for both the three months ended March 31, 2026 and 2025.

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

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million for both the three months ended March 31, 2026 and 2025. There were no material variable lease costs.

	March 31,	December 31,
	2026	2025
Operating leases
Weighted-average remaining contractual lease term (years)	0.25	0.50
Weighted average discount rate	10.0%	10.0%

	Three Months Ended March 31,
	2026	2025
	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$206	$192

The Company had no remaining lease liabilities as of March 31, 2026 as the final quarterly rental payment was made in advance during the three months ended March 31, 2026.

8. Other current liabilities

Other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	($'000)	($'000)
Social security and other taxes	$485	$320
Deferred consideration liability	300	296
Equity issuance costs payable	92	95
Other current liabilities	28	30
Total	$905	$741

9. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
	($'000)	($'000)
Accrued research and development costs	$425	$789
Accrued legal and professional fees	740	788
Accrued bonus	605	228
Accrued local taxes	92	33
Other accrued expenses	184	188
Total	$2,046	$2,026

10. Warrant liability

	Warrant liabilities
	2026	2025
	($'000)	($'000)
At January 1	$38	$821
Changes in fair value during the period	(17)	(416)
Foreign exchange	—	14
At March 31	$21	$419

As of March 31, 2026, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% and 0.3% of the issued ordinary share capital of the Company as of March 31, 2026 and December 31, 2025, respectively. There were no warrants classified as liabilities exercised during the three months ended March 31, 2026 and 2025.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31,	December 31,
	2026	2025
Market value of ADSs ($)	$0.33	$0.42
Risk-free interest rate (%)	4.44%	3.93%
Expected life (years)	1.5	1.8
Expected volatility (%)	129.30%	129.58%
Expected dividends (%)	0.00%	0.00%

11. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Par value ($'000)
At January 1, 2025	775,728,034	$3,059
Vesting of RSUs	718,350	3
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At March 31, 2025	795,001,444	$3,132

At January 1, 2026	795,658,504	$3,135
Vesting of RSUs	868,630	4
Exercise of warrants	1,551,695	6
At March 31, 2026	798,078,829	$3,145

In February 2026, the Company received an exercise notice from The Alpha-1 Project and subsequently issued and allotted 1,551,695 shares (equivalent to 310,339 ADSs) on the non-cash exercise of the warrants. In addition, additional paid-in capital of $0.2 million was transferred to accumulated deficit, which represents the surplus of amounts previously recognized in excess of the par value of ordinary shares delivered on exercise of the warrants.

During the three months ended March 31, 2026, 868,630 ordinary shares were issued due to the vesting of RSUs.

12. Share based compensation

The Company currently grants equity awards under the Mereo 2019 Equity Incentive Plan (the “2019 EIP”) and the 2019 Non-Employee Equity Incentive Plan (the “2019 NED EIP”). There are also outstanding awards under two previous plans, the Mereo BioPharma Group Limited Share Option Plan and the Mereo Share Option Plan (together the “Previous Share Option Plans”). However, no further grants are envisioned from these plans.

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 15.0 million as of March 31, 2026.

The expense for share-based compensation arises solely in respect of awards made under the two active plans as follows:

	Three Months Ended March 31,
	2026	2025
	($'000)	($'000)
2019 EIP	$1,469	$1,654
2019 NED EIP	136	624
Total	$1,605	$2,278

As of March 31, 2026, the total unrecognized compensation cost related to outstanding share awards was $5.5 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Share Options (“Options”)

Options issued under the EIP have a contractual term of 10 years. Options generally permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant, however certain awards granted in the three months ended March 31, 2026 had an exercise price higher than the market price of the underlying ADSs on the date of grant.

Options generally vest over four years, with one-fourth of the award vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments over the three-year period thereafter, however in the three months ended March 31, 2026, certain options were granted that vest in equal monthly installments over a one year period from the grant date. No performance conditions apply to Options granted.

A summary of the Company’s Options activity and related information under the 2019 EIP for the three months ended March 31, 2026 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	13,477,883	$2.17	$—
Granted	6,463,000	0.53	—
Forfeited	(49,206)	2.23	—
Expired	(3,292)	4.69	—
At March 31, 2026	19,888,385	$1.64	$—
Vested	9,973,552	$1.98	$—

The weighted average fair value per share of Options granted during the three months ended March 31, 2026 and 2025 was $0.39 and $2.43, respectively.

The weighted average contractual life of Options outstanding as of March 31, 2026 and December 31, 2025 was 7.7 years and 7.0 years, respectively. The weighted average contractual life for vested Options as of March 31, 2026 and December 31, 2025 was 6.3 years and 6.3 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate (%)	3.89%	4.49%
Expected life (years)	5.87	6.25
Expected volatility (%)	131.75%	104.31%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information under the 2019 EIP for the three months ended March 31, 2026 is as follows:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2025	458,375	$2.57
Vested	(173,726)	2.28
Forfeited	(16,438)	3.04
At March 31, 2026	268,211	$2.73

As of March 31, 2026 and December 31, 2025, the weighted average remaining vesting period of RSUs outstanding was 1.8 and 2.0 years, respectively. The total fair value of RSUs vested and delivered during the three months ended March 31, 2026 and 2025 was $0.1 million and $0.4 million, respectively.

The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

A summary of the Company’s Options activity and related information under the 2019 NED EIP for the three months ended March 31, 2026 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	1,982,087	$2.38	$—
Granted	528,000	0.39	—
At March 31, 2026	2,510,087	$1.97	$—
Vested	2,026,087	$2.34	$—

The weighted average fair value per share of Options granted during the three months ended March 31, 2026 and 2025 was $0.34 and $2.51, respectively.

The weighted average contractual life of Options outstanding as of March 31, 2026 and December 31, 2025 was 7.5 years and 7.0 years, respectively. The weighted average contractual life for vested Options as of March 31, 2026 and December 31, 2025 was 6.9 years and 7.0 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate (%)	3.60%	4.25%
Expected life (years)	5.25	5.25
Expected volatility (%)	129.95%	104.39%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

A summary of the Company’s DRSUs activity and related information under the 2019 NED EIP for the three months ended March 31, 2026 is as follows:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2025	979,608	$1.65
Granted	657,115	0.39
At March 31, 2026	1,636,723	$1.15
Vested	1,034,369	$1.58
Unvested	602,354	0.39

As of December 31, 2025, there were 10,350 DRSUs unvested with a weighted average grant date fair value of $3.16 per DRSU. The total fair value of DRSUs vested during the three months ended March 31, 2026 and 2025 was less than $0.1 million and $0.1 million, respectively.

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

As of March 31, 2026 and December 31, 2025, Options over 107,608 ADSs were outstanding and fully vested with a weighted average exercise price per Option of $16.68 and aggregate intrinsic value of $0.

The weighted average contractual life of Options outstanding and vested at March 31, 2026 and December 31, 2025 was 0.8 years and 1.1 years, respectively.

13. Loss per share

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

	Three Months Ended March 31,
	2026	2025
	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(6,719)	$(12,887)
Net loss per share – basic and diluted	$(0.01)	$(0.02)
Weighted-average number of shares used in computing loss per share – basic and diluted	801,805,570	784,279,387

The Company’s potentially dilutive securities in the table below have been excluded from the computation of diluted loss per share as the effect for the three months ended March 31, 2026 and 2025 would be to reduce the loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted loss per share is the same.

	Three Months Ended March 31,
	2026	2025
Ordinary shares issuable for:
Share-based compensation awards	116,883,225	92,734,385
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	2,000,000	3,551,699

14. Commitments and contingencies

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

License agreement with AstraZeneca

In October 2017, the Company entered into an exclusive license and option agreement (the “AstraZeneca License Agreement”) and subscription deed (the “AstraZeneca Subscription Deed”), together (the “Original Agreements”) with AstraZeneca AB (“AstraZeneca”). Each of these were amended on November 8, 2024, when the Company entered into an amendment and restatement agreement related to the AstraZeneca License Agreement (the “Amended AstraZeneca License Agreement”) and a Deed of Amendment and Restatement related to the AstraZeneca Subscription Deed (the “Amended AstraZeneca Subscription Deed”) together (the “Amended AstraZeneca Agreements”).

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

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs, and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments in each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. Given the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument as of March 31, 2026 and December 31, 2025.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company had no manufacturing commitments with CMOs as of March 31, 2026 and December 31, 2025.

Manufacturing and supply agreement with Ultragenyx

In December 2024, the Company entered into a manufacturing and supply agreement with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) under which Ultragenyx is responsible for the manufacture and supply of setrusumab to the Company in its territories. The Company is also required to reimburse Ultragenyx for a portion of the manufacturing process development costs, future commercial supply costs as well as a portion of costs in the event of cancellation of certain manufacturing slots. Pursuant to this agreement, the Company has recognized $2.3 million for its share of the costs related to cancellation of certain manufacturing slots by Ultragenyx in the three months ended March 31, 2026. Any additional payments are subject to our agreement and cannot currently be estimated.

Legal proceedings

Putative Securities Class Action

On February 4, 2026, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Denise Scots-Knight, and its Chief Scientific Officer, John Lewicki (the “Defendants”). This action, captioned Dodge v. Mereo Biopharma Group PLC (No. 1:26-cv-988), alleges that the Defendants violated federal securities law by making false and misleading statements regarding the Company's business and operations. The Plaintiff seeks the payment of damages allegedly sustained by her and the putative class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees. On April 29, 2026, the court appointed a lead plaintiff and lead counsel. No responsive pleadings have been filed to date. The Company intends to vigorously defend against this action, but at this early stage, the Company can neither predict the ultimate outcome, nor estimate any range of possible losses.

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Except for the abovementioned putative securities class action, the Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of March 31, 2026 and December 31, 2025.

15. Related party disclosures

In the three months ended March 31, 2026 and 2025, there were no reportable related party transactions.

16. Segment information

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

	Three Months Ended March 31,
	2026	2025
	($'000)	($'000)
Research and development expenses
Setrusumab (BPS-804/UX143)	$(4,052)	$(2,244)
Alvelestat (MPH-966)	(443)	(1,365)
Etigilimab (MPH-313)	(194)	(207)
Other	(58)	(114)
General and administrative expenses	(4,019)	(7,272)
Other segment items	2,047	(1,685)
Net loss before income tax	$(6,719)	$(12,887)

Other segment items consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction gain/(loss) and benefit from research and development tax credit. These are disclosed in the condensed consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, included in our 2025 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2025 Annual Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development of innovative therapeutics for rare diseases. We have developed a portfolio of late-stage clinical product candidates. Our late-stage rare disease product candidates are setrusumab for the treatment of OI and alvelestat for the treatment of severe AATD-LD. Setrusumab has received orphan designation for OI from the European Commission (“EC”) and the U.S. Food and Drug Administration (“FDA”), PRIME designation from the European Medicines Agency (“EMA”) and has Breakthrough Therapy designation and rare pediatric disease designation from the FDA. Alvelestat has received orphan designation for AATD from the EC and the FDA, and Fast Track designation for the treatment of AATD-LD from the FDA. We also have an early-stage rare disease program, vantictumab, for the treatment of a second bone disease, ADO2. The global development of vantictumab is being funded and led by our partner, āshibio, Inc. (“āshibio”), and we retain the European commercial rights.

Our strategy is to selectively acquire and develop product candidates for rare diseases that have already received significant investment from large pharmaceutical and biotechnology companies and that have substantial pre-clinical, clinical and manufacturing data packages. Since our formation in March 2015, we have successfully executed on this strategy by acquiring all of our clinical-stage product candidates of which three were in rare diseases. We have successfully completed large, randomized Phase 2 clinical trials for four of our product candidates and the Phase 1b portion of a Phase 1b/2 for a fifth product candidate, and we and our partner Ultragenyx announced the results from two Phase 3 studies for our lead program setrusumab in OI in December 2025.

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

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table sets forth Mereo’s results of operations for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025	Change
	($'000)	($'000)	($'000)
Operating expenses
Research and development	(4,747)	(3,930)	(817)
General and administrative	(4,019)	(7,272)	3,253
Loss from operations	(8,766)	(11,202)	2,436
Other income/(expenses)
Interest income	327	659	(332)
Interest expense	(20)	(180)	160
Changes in the fair value of warrants	17	416	(399)
Foreign currency transaction gain/(loss), net	1,628	(2,765)	4,393
Benefit from research and development tax credit	95	185	(90)
Net loss before income tax	(6,719)	(12,887)	6,168
Income tax benefit	—	—	—
Net loss	$(6,719)	$(12,887)	$6,168
Other comprehensive income – Foreign currency translation adjustments, net of tax	(1,748)	3,559	(5,307)
Total comprehensive loss	$(8,467)	$(9,328)	$861

Research and development expenses (“R&D expenses”)

The following table sets forth our R&D expenses by product development program for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$4,052	$2,244	1,808
Alvelestat (MPH-966)	443	1,365	(922)
Etigilimab (MPH-313)	194	207	(13)
Other	58	114	(56)
Total R&D expenses	$4,747	$3,930	817

Total R&D expenses increased by $0.8 million, from $3.9 million in the three months ended March 31, 2025 to $4.7 million in the three months ended March 31, 2026.

The increase was primarily due to increases of $1.8 million in R&D expenses for setrusumab, partially offset by reductions of $0.9 million in R&D expenses for alvelestat.

The increase in program expenses for setrusumab was primarily driven by recognition of a $2.3 million payable for our share of certain costs related to the cancellation of manufacturing slots by Ultragenyx, partially offset by reductions of, and delays to, investment in manufacturing and ongoing activities, including medical affairs activities in Europe during the three months ended March 31, 2026.

The decrease in program expenses for alvelestat was primarily due to completion of activities undertaken in preparation for the potential Phase 3 study in the three months ended March 31, 2025.

General and administrative expenses

General and administrative expenses decreased by $3.3 million, from $7.3 million in the three months ended March 31, 2025 to $4.0 million in the three months ended March 31, 2026. The decrease was primarily due to:

a)
the recognition of a $1.9 million reduction in expenses in the three months ended March 31, 2026 for amounts received from our depository to reimburse certain expenses incurred by us in respect of our ADR program, whereas the corresponding amount in the prior year was recognized in the three months ended June 30, 2025;
b)
reductions of approximately $1.4 million driven by delays to investment in pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, if approved, and other realized cost savings.

Interest income and expense

Interest income decreased by $0.3 million, from $0.7 million in the three months ended March 31, 2025 to $0.3 million in the three months ended March 31, 2026, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest expense decreased by $0.2 million, from $0.2 million in the three months ended March 31, 2025 to less than $0.1 million in the three months ended March 31, 2026. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in fair value of warrants in the three months ended March 31, 2026 was an unrealized gain of less than $0.1 million, compared to an unrealized gain of $0.4 million in the three months ended March 31, 2025. The unrealized gain in both periods was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities.

Foreign currency transaction gain/(loss), net

The net foreign exchange gain for the three months ended March 31, 2026 was $1.6 million, compared to a loss of $2.8 million for the three months ended March 31, 2025. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended March 31, 2026, compared to a weakening of U.S. dollars in the three months ended March 31, 2025.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $0.1 million, from $0.2 million in the three months ended March 31, 2025 to $0.1 million in the three months ended March 31, 2026. This decrease reflects a lower level of qualifying expenditure in the three months ended March 31, 2026 than in the three months ended March 31, 2025.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended March 31, 2026 was a loss of $1.7 million, compared to a gain of $3.6 million in the three months ended March 31, 2025. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the three months ended March 31, 2026, compared to a weakening of U.S. dollars in the three months ended March 31, 2025.

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
•
$4.0 million under the license and collaboration agreement with Feng Biosciences, Inc. (formerly OncXerna Therapeutics, Inc.) for navicixizumab in 2020 and a further milestone payment of $2.0 million in 2022; and
•
$1.0 million under the global license agreement with ReproNovo SA for leflutrozole in 2023 and a further milestone payment of $0.5 million in 2025.

Contractual Obligations

As further described in our 2025 Annual Report, under “Item 1. Business—Material Agreements—Novartis Agreements” (as updated in Note 14 to the condensed consolidated financial statements included in this Quarterly Report) and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, we have agreed to make milestone payments and pay royalties on potential future commercial sales. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including Ultragenyx for the manufacture of setrusumab as described in our 2025 Annual Report in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab”, to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have no manufacturing commitments with CMOs as of March 31, 2026 and December 31, 2025.

Cash Flows

Comparison of the three months ended March 31, 2026 and 2025

The table below summarizes our cash flows (used in)/provided by operating, investing and financing activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	($'000)	($'000)
Net cash used in operating activities	$(4,312)	$(8,329)
Net cash used in investing activities	(300)	(320)
Net cash provided by financing activities	—	422
Effect of exchange rate changes	(157)	908
Decrease in cash and cash equivalents	$(4,769)	$(7,319)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $4.3 million, a decrease of $4.0 million from $8.3 million in the three months ended March 31, 2025. This decrease is principally due to lower cash bonus payments of approximately $2.0 million, receipt of $1.9 million from our depository to reimburse certain expenses incurred by us in respect of our ADR program and lower net cash operating payments of approximately $1.2 million. These decreases were partially offset by receipt of $1.1 million in R&D tax credits in the three months ended March 31, 2025 with no similar amount received in the three months ended March 31, 2026.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 were $0.3 million. In both periods, these cash flows relate to payments to acquire intangible assets

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was less than $0.1 million, compared to net cash provided by financing activities of $0.4 million in the three months ended March 31, 2025. The decrease primarily represents the $0.5 million received upon exercise of the 2020 Novartis Warrants in the three months ended March 31, 2025.

Operating and Capital Expenditure Requirements

As of March 31, 2026, we had an accumulated deficit of $507.5 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product candidates we develop.

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
•
seek regulatory approvals for any of our product candidates;
•
potentially establish a sales, marketing, and distribution infrastructure and scale-up manufacturing capabilities to commercialize or co-commercialize any product candidates for which we may obtain regulatory approval and chose to commercialize directly;
•
expand our intellectual property portfolio;
•
add further clinical, scientific, operational, financial, legal and management information systems, and personnel, including personnel to support our development, potential commercialization, and to support our operations as a U.S. public company listed on Nasdaq; or
•
experience any delays or encounter any issues from any of the above, including but not limited to failed studies, complex results, safety issues, manufacturing issues, or other regulatory challenges.

We expect that our existing cash and cash equivalents will enable us to fund our currently committed clinical trials, operating expenses and capital expenditure requirements into mid-2027. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the costs for our activities related to our ongoing collaboration with Ultragenyx for setrusumab for the treatment of children and adults with OI, including the costs for our preparation for the potential commercialization of setrusumab, if approved, in Europe and the U.K; and costs associated with our alvelestat program in AATD;
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

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our unaudited condensed consolidated financial statements. We believe that there are no estimates and assumptions made in our unaudited condensed consolidated financial statements that rise to this level. Our significant accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report, which was filed with the SEC on March 19, 2026. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting estimates from those described in our 2025 Annual Report.

Recent accounting pronouncements

There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance other than those previously included in the 2025 Annual Report that are of significance or potential significance to the Company. The Company is continuing to evaluate the impact of the recently issued pronouncements that are effective in future periods and were discussed in its 2025 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2026.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2026.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 14, Commitments and contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Putative Securities Class Action” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on May 12, 2026.

MEREO BIOPHARMA GROUP PLC

Date: May 12, 2026	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: May 12, 2026	/s/ Christine Fox
Christine Fox
Chief Financial Officer