Form 10-Q
period 2026-06-30
Mereo BioPharma Group plc
filed 2026-08-11
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 798,454,864.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$30,118	$40,992
Prepaid expenses and other current assets	1,600	2,531
Research and development incentives receivables	1,683	1,497
Total current assets	33,401	45,020
Property and equipment, net	54	137
Operating lease right-of-use assets, net	1,003	244
Intangible assets, net	256	516
Total assets	$34,714	$45,917

Liabilities
Current liabilities:
Accounts payable	$1,121	$1,333
Accrued expenses	2,455	2,026
Operating lease liabilities – current	1,030	202
Other current liabilities	1,071	741
Total current liabilities	5,677	4,302
Warrant liabilities – non-current	15	38
Other non-current liabilities	370	661
Total liabilities	$6,062	$5,001
Commitments and contingencies (Note 15)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 798,093,044 shares issued at June 30, 2026 (December 31, 2025: 795,658,504)	$3,145	$3,135
Additional paid-in capital	552,335	549,622
Accumulated deficit	(514,543)	(501,018)
Accumulated other comprehensive loss	(12,285)	(10,823)
Total shareholders’ equity	$28,652	$40,916
Total liabilities and shareholders’ equity	$34,714	$45,917

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$500	$—	$500
Operating expenses
Cost of revenue	—	(132)	—	(132)
Research and development	(1,808)	(5,373)	(6,555)	(9,303)
General and administrative	(5,222)	(5,494)	(9,241)	(12,766)
Loss from operations	(7,030)	(10,499)	(15,796)	(21,701)
Other income/(expenses)
Interest income	278	589	605	1,248
Interest expense	(16)	(24)	(37)	(204)
Changes in the fair value of warrants	6	(101)	23	315
Foreign currency transaction (loss)/gain, net	(362)	(5,326)	1,267	(8,091)
Benefit from research and development tax credit	119	745	214	930
Net loss before income tax	(7,005)	(14,616)	(13,724)	(27,503)
Income tax benefit	—	—	—	—
Net loss	$(7,005)	$(14,616)	$(13,724)	$(27,503)

Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average shares outstanding – basic and diluted	803,562,708	799,435,329	802,688,993	794,022,295

Net loss	$(7,005)	$(14,616)	$(13,724)	$(27,503)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	286	6,647	(1,462)	10,206
Total comprehensive loss	$(6,719)	$(7,969)	$(15,186)	$(17,297)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(13,724)	$(27,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,922	4,343
Depreciation	82	82
Amortization of intangible assets	254	224
Amortization of operating lease right-of-use assets	268	262
Change in fair value of warrants	(23)	(315)
Non-cash interest income	(50)	—
Non-cash interest expense	19	193
Foreign currency transaction gain/(loss)	(1,267)	8,091
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	952	(155)
Research and development incentives receivable	(214)	208
Accounts payable	(180)	(1,589)
Accrued expenses and other liabilities	806	540
Operating lease liabilities	(200)	(361)
Net cash used in operating activities	(10,355)	(15,980)

Cash flows from investing activities
Payments for intangible assets	(300)	(300)
Purchase of property and equipment	—	(20)
Net cash used in investing activities	(300)	(320)

Cash flows from financing activities
Proceeds from exercise of warrants	—	487
Transaction costs on issuance of ordinary shares	—	(199)
Net cash provided by financing activities	—	288

Decrease in cash and cash equivalents	(10,655)	(16,012)
Cash and cash equivalents at January 1,	40,992	69,802
Effect of exchange rate changes	(219)	2,335
Cash and cash equivalents at June 30,	$30,118	$56,125

Supplemental disclosure
Cash paid for interest	15	14

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Additional	Accumulated other		Total
	Shares	Par value	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity
Balance, December 31, 2025	795,658,504	$3,135	$549,622	$(10,823)	$(501,018)	$40,916
Net loss	—	—	—	—	(6,719)	(6,719)
Foreign currency translation adjustments	—	—	—	(1,748)	—	(1,748)
Share-based compensation	—	—	1,605	—	—	1,605
Delivery of shares on vesting of restricted stock units	868,630	4	(4)	—	—	—
Exercise of warrants	1,551,695	6	(6)	—	—	—
Transfer between reserves	—	—	(199)	—	199	—
Balance, March 31, 2026	798,078,829	$3,145	$551,018	$(12,571)	$(507,538)	$34,054
Net loss	—	—	—	—	(7,005)	(7,005)
Foreign currency translation adjustments	—	—	—	286	—	286
Share-based compensation	—	—	1,317	—	—	1,317
Delivery of shares on vesting of restricted stock units	14,215	—	—	—	—	—
Balance, June 30, 2026	798,093,044	$3,145	$552,335	$(12,285)	$(514,543)	$28,652

Balance, December 31, 2024	775,728,034	$3,059	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	(12,887)	(12,887)
Foreign currency translation adjustments	—	—	—	3,559	—	3,559
Share-based compensation	—	—	2,278	—	—	2,278
Delivery of shares on vesting of restricted stock units	718,350	3	(3)	—	—	—
Transaction costs on issuance of shares	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	481	—	—	487
Transfer between reserves	—	—	(3,743)	—	3,743	—
Balance, March 31, 2025	795,001,444	$3,132	$544,266	$(15,290)	$(472,027)	$60,081
Net loss	—	—	—	—	(14,616)	(14,616)
Foreign currency translation adjustments	—	—	—	6,647	—	6,647
Share-based compensation	—	—	2,065	—	—	2,065
Balance, June 30, 2025	795,001,444	$3,132	$546,331	$(8,643)	$(486,643)	$54,177

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The interim results are not necessarily indicative of results to be expected for the full year.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $514.5 million as of June 30, 2026. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or other product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of June 30, 2026, the Company had cash and cash equivalents of $30.1 million. The Company expects that its cash and cash equivalents as of June 30, 2026 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. In the longer term, the Company will need additional funding to support its continuing operations and pursue its business strategy.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	17,232	—	17,232	—
Financial liabilities
Warrant liabilities	15	—	15	—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	22,749	—	22,749	—
Financial liabilities
Warrant liabilities	38	—	38	—

There were no transfers between any levels of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

Fair values of the investments in money market funds are determined based on the net asset value per share of each fund stated in the fund manager's statement.

As of June 30, 2026 and December 31, 2025, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 10.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
	($'000)	($'000)
VAT receivable	$241	$486
Prepaid research and development expenses	138	161
Security deposits	388	395
Prepaid insurance premiums	147	1,126
Prepaid general and administrative expenses	631	222
Other assets	55	141
Total	$1,600	$2,531

6. Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025
	($'000)	($'000)
Leasehold improvements	$751	$764
Office equipment	196	210
IT equipment	125	248
Property and equipment, at cost	1,072	1,222
Less: accumulated depreciation	(1,018)	(1,085)
Property and equipment, net	$54	$137

Depreciation expense was less than $0.1 million for both the three months ended June 30, 2026 and 2025. Depreciation expense was $0.1 million for both the six months ended June 30, 2026 and 2025.

7. Leases

In August 2015, the Company entered into a lease agreement under which it leased office space located on the fourth floor of One Cavendish Place, London, with a lease term ending in August 2025. In June 2021, the Company entered into a new lease agreement to lease additional office space located on the fifth floor of that building for a lease period ending in June 2026. At the same time, the Company entered into a reversionary lease to extend the term for the original fourth floor lease to be coterminous with the fifth floor, ending in June 2026. In June 2026, the Company entered into reversionary leases to extend the term of both the fourth and the fifth floor leases to June 2027.

The total lease expense included in the statements of operations and comprehensive loss was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. There were no material variable lease costs.

	June 30,	December 31,
	2026	2025
Operating leases
Weighted-average remaining contractual lease term (years)	1.0	0.5
Weighted average discount rate	10.0%	10.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($'000)	($'000)	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$210	$206	$402

The following table summarizes the maturities of the Company’s operating lease liabilities as of June 30, 2026:

As of June 30, 2026
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2026	$774
2027	301
Total undiscounted payments	1,075
Less: Present value discount	(45)
Lease liability	$1,030
Lease liability – current	$1,030
Lease liability – non-current	$—

8. Other current liabilities

Other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	($'000)	($'000)
Social security and other taxes	$600	$320
Deferred consideration liability	300	296
Equity issuance costs payable	92	95
Other current liabilities	79	30
Total	$1,071	$741

9. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
	($'000)	($'000)
Accrued research and development costs	$320	$789
Accrued legal and professional fees	497	788
Accrued bonus	1,220	228
Accrued local taxes	186	33
Other accrued expenses	232	188
Total	$2,455	$2,026

10. Warrant liability

	Warrant liabilities
	2026	2025
	($'000)	($'000)
At January 1	$38	$821
Changes in fair value during the period	(17)	(416)
Foreign exchange	—	14
At March 31	$21	$419
Changes in fair value during the period	(6)	101
Foreign exchange	—	25
At June 30	$15	$545

As of June 30, 2026, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% and 0.3% of the issued ordinary share capital of the Company as of June 30, 2026 and December 31, 2025, respectively. There were no warrants classified as liabilities exercised during the three and six months ended June 30, 2026 and 2025.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30,	December 31,
	2026	2025
Market value of ADSs ($)	$0.32	$0.42
Risk-free interest rate (%)	4.28%	3.93%
Expected life (years)	1.3	1.8
Expected volatility (%)	128.06%	129.58%
Expected dividends (%)	0.00%	0.00%

11. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Par value ($'000)
At January 1, 2025	775,728,034	$3,059
Vesting of RSUs	718,350	3
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At March 31 and June 30, 2025	795,001,444	$3,132

At January 1, 2026	795,658,504	$3,135
Vesting of RSUs	868,630	4
Exercise of warrants	1,551,695	6
At March 31, 2026	798,078,829	$3,145
Vesting of RSUs	14,215	—
At June 30, 2026	798,093,044	$3,145

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

During the three and six months ended June 30, 2026, 14,215 and 882,845 ordinary shares were issued due to the vesting of RSUs, respectively.

12. Revenue and cost of revenue

ReproNovo Partnership

In December 2023, the Company and ReproNovo SA. (“ReproNovo”) entered into a global licensing agreement for the development and commercialization of leflutrozole (the “ReproNovo Licensing Agreement”). Under the terms of the ReproNovo Licensing Agreement, ReproNovo received an exclusive worldwide license to develop and commercialize leflutrozole.

No revenue or cost of revenue was recognized during the three and six months ended June 30, 2026 in respect of this agreement. However, during the three and six months ended June 30, 2025, the Company recognized a milestone payment receivable of $0.5 million as revenue under the terms of the ReproNovo Licensing Agreement following confirmation by ReproNovo that the first participant had been included in a Phase 2 trial of leflutrozole. As a consequence, and in accordance with the terms of the 2015 asset purchase agreement with Novartis, the Company also accrued for a payment to Novartis of $0.1 million as cost of revenue.

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

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 15.0 million as of June 30, 2026.

The expense for share-based compensation arises solely in respect of awards made under the two active plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($'000)	($'000)	($'000)	($'000)
2019 EIP	$1,174	$1,617	$2,644	$3,214
2019 NED EIP	143	448	278	1,129
Total	$1,317	$2,065	$2,922	$4,343

As of June 30, 2026, the total unrecognized compensation cost related to outstanding share awards was $4.0 million, which the Company expects to recognize over a weighted-average period of 1.5 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Share Options (“Options”)

Options issued under the EIP have a contractual term of 10 years. Options generally permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant, however certain awards granted in the six months ended June 30, 2026 had an exercise price higher than the market price of the underlying ADSs on the date of grant.

Options generally vest over four years, with one-fourth of the award vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments over the three-year period thereafter, however in the six months ended June 30, 2026, certain options were granted that vest in equal monthly installments over a one year period from the grant date. No performance conditions apply to Options granted.

A summary of the Company’s Options activity and related information under the 2019 EIP for the six months ended June 30, 2026 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	13,477,883	$2.17	$—
Granted	6,463,000	0.53	—
Forfeited	(105,946)	2.28	—
Expired	(3,292)	4.69	—
At June 30, 2026	19,831,645	$1.63	$—
Vested	11,092,881	$1.91	$—

The weighted average fair value per ADS of Options granted during the six months ended June 30, 2026 and 2025 was $0.39 and $2.42, respectively.

The weighted average contractual life of Options outstanding as of June 30, 2026 and December 31, 2025 was 7.4 years and 7.0 years, respectively. The weighted average contractual life for vested Options as of June 30, 2026 and December 31, 2025 was 6.2 years and 6.3 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate (%)	3.89%	4.49%
Expected life (years)	5.9	6.3
Expected volatility (%)	131.75%	103.08%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information under the 2019 EIP for the six months ended June 30, 2026 is as follows:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2025	458,375	$2.57
Vested	(176,569)	2.28
Forfeited	(35,847)	3.05
At June 30, 2026	245,959	$2.71

As of June 30, 2026 and December 31, 2025, the weighted average remaining vesting period of RSUs outstanding was 1.7 and 2.0 years, respectively. The total fair value of RSUs vested and delivered during the six months ended June 30, 2026 and 2025 was $0.1 million and $0.4 million, respectively.

The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

A summary of the Company’s Options activity and related information under the 2019 NED EIP for the six months ended June 30, 2026 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	1,982,087	$2.38	$—
Granted	528,000	0.39	—
Forfeited	(55,000)	0.39	—
At June 30, 2026	2,455,087	$2.00	$—
Vested	2,147,087	$2.23	$—

The weighted average fair value per ADS of Options granted during the six months ended June 30, 2026 and 2025 was $0.34 and $2.51, respectively.

The weighted average contractual life of Options outstanding as of June 30, 2026 and December 31, 2025 was 7.2 years and 7.0 years, respectively. The weighted average contractual life for vested Options as of June 30, 2026 and December 31, 2025 was 6.8 years and 7.0 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate (%)	3.60%	4.25%
Expected life (years)	5.3	5.3
Expected volatility (%)	129.95%	104.31%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

Deferred Restricted Stock Units (“DRSUs”)

A summary of the Company’s DRSUs activity and related information under the 2019 NED EIP for the six months ended June 30, 2026 is as follows:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2025	979,608	$1.65
Granted	657,115	0.39
Forfeited	(89,040)	0.39
At June 30, 2026	1,547,683	$1.12
Vested	1,180,840	$1.44
Unvested	366,843	0.39

As of December 31, 2025, there were 10,350 DRSUs unvested with a weighted average grant date fair value of $3.16 per DRSU. The total fair value of DRSUs vested during the six months ended June 30, 2026 and 2025 was $0.1 million and $0.2 million, respectively.

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

A summary of the Company’s Options activity and related information under the Previous Share Options Plans for the six months ended June 30, 2026 is as follows; all outstanding Options are vested:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	107,608	$16.68	$—
Expired	(57,394)	12.75	—
At June 30, 2026	50,214	$21.17	$—
Vested	50,214	$21.17	$—

The weighted average contractual life of Options outstanding and vested at June 30, 2026 and December 31, 2025 was 1.4 years and 1.1 years, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(7,005)	$(14,616)	$(13,724)	$(27,503)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted-average number of shares used in computing loss per share – basic and diluted	803,562,708	799,435,329	802,688,993	794,022,295

The Company’s potentially dilutive securities in the table below have been excluded from the computation of diluted loss per share as the effect for the three and six months ended June 30, 2026 and 2025 would be to reduce the loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted loss per share is the same.

	Six Months Ended June 30,
	2026	2025
Ordinary shares issuable for:
Share-based compensation awards	114,748,740	87,454,220
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	2,000,000	3,551,699

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

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs, and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments in each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. As of June 30, 2026 and December 31, 2025, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument. This is due to the pervasive uncertainty involved in establishing the amounts, timing and likelihood of the future cash flows, including the Company’s ability to secure either a partnership or alternative forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company had no manufacturing commitments with CMOs as of June 30, 2026 and December 31, 2025.

Manufacturing and supply agreement with Ultragenyx

In December 2024, the Company entered into a manufacturing and supply agreement with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) under which Ultragenyx is responsible for the manufacture and supply of setrusumab to the Company in its territories. The Company is also required to reimburse Ultragenyx for a portion of the manufacturing process development costs, future commercial supply costs as well as a portion of costs in the event of cancellation of certain manufacturing slots. Pursuant to this agreement, the Company has recognized $2.3 million for its share of the costs related to cancellation of certain manufacturing slots by Ultragenyx in the six months ended June 30, 2026. Any additional payments are subject to our agreement and cannot currently be estimated.

Legal proceedings

Putative Securities Class Action

On February 4, 2026, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Denise Scots-Knight, and its Chief Scientific Officer, John Lewicki (the “Defendants”). This action, captioned Dodge v. Mereo Biopharma Group PLC (No. 1:26-cv-988), alleges that the Defendants violated federal securities law by making false and misleading statements regarding the Company's business and operations. The Plaintiff seeks the payment of damages allegedly sustained by her and the putative class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees. On April 29, 2026, the court appointed a lead plaintiff and lead counsel. The Lead Plaintiff filed an amended complaint on July 13, 2026. No responsive pleadings have been filed to date. The Company intends to vigorously defend against this action, but at this early stage, the Company can neither predict the ultimate outcome, nor estimate any range of possible losses.

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Except for the abovementioned putative securities class action, the Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of June 30, 2026 and December 31, 2025.

16. Related party disclosures

In the three and six months ended June 30, 2026 and 2025, there were no reportable related party transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($'000)	($'000)	($'000)	($'000)
Revenue	$—	$500	$—	$500
Cost of revenue	—	(132)	—	(132)
Research and development expenses
Setrusumab (BPS-804/UX143)	(1,112)	(3,687)	(5,164)	(5,930)
Alvelestat (MPH-966)	(426)	(1,396)	(869)	(2,761)
Etigilimab (MPH-313)	(220)	(224)	(414)	(431)
Other	(50)	(66)	(108)	(181)
General and administrative expenses	(5,222)	(5,494)	(9,241)	(12,766)
Other segment items	25	(4,117)	2,072	(5,802)
Net loss before income tax	$(7,005)	$(14,616)	$(13,724)	$(27,503)

Other segment items consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction (loss)/gain, net and benefit from research and development tax credit. These are disclosed in the condensed consolidated statements of operations and comprehensive loss.

18. Subsequent events

On August 11, 2026, the Company entered into an Option and License Agreement (the “Sentynl Agreement”) with Sentynl Therapeutics, Inc. (“Sentynl”) for the U.S. commercial and global manufacturing rights to alvelestat for AATD-LD. Under the Sentynl Agreement, Mereo will receive a non-refundable option fee and, on option exercise, is eligible to receive $40 million in upfront and R&D payments, up to $435 million in potential milestones, and double-digit tiered royalties on U.S. sales of alvelestat. Mereo will lead the global Phase 3 study and regulatory interactions until the study is completed. During the option period, the Company and Sentynl will collaborate to advance manufacturing and refine the Phase 3 study design.

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

Recent Events

Setrusumab (BPS-804/UX143) for the Treatment of Osteogenesis Imperfecta (OI)

In December 2025 we, and our partner Ultragenyx, announced that the Phase 3 Orbit and Cosmic studies for our lead program setrusumab in OI did not achieve their primary endpoint of reduction in annualized clinical fracture rate compared to placebo (Orbit) or bisphosphonates (Cosmic).

In January 2026, topline safety and efficacy data from both studies were presented and included data on bone mineral density, vertebral fractures, and patient reported outcomes on pain and physical function. We believe the data across two global Phase 3 studies suggest that setrusumab has a meaningful effect on bone disease in OI. We will continue to engage regulatory agencies to determine the necessary data to support a regulatory filing and if there is a potential path forward for setrusumab.

Alvelestat (MPH-966) for the Treatment of Severe Alpha-1 Antitrypsin Deficiency-Associated Lung Disease (AATD-LD)

On August 11, 2026, we entered into an Option and License Agreement (the "Sentynl Agreement") with Sentynl Therapeutics, Inc. (“Sentynl”), a U.S.-based biopharmaceutical company, for the U.S. commercial and global manufacturing rights to alvelestat for AATD-LD. Alvelestat is a neutrophil elastase inhibitor being readied for Phase 3 and, if approved, would be the first oral treatment for this rare, progressive genetic lung disease affecting an estimated 75,000 people in North America and 110,000 in Europe.

Under the terms of the Sentynl Agreement, we will receive a non-refundable option fee and, on option exercise, we are eligible to receive $40 million in upfront and R&D payments, up to $435 million in potential milestones, and double-digit tiered royalties on U.S. sales of alvelestat. We will lead the global Phase 3 study and regulatory interactions until the study is completed. During the option period, we and Sentynl will collaborate to advance manufacturing and refine the Phase 3 study design.

Results of Operations

Comparison of three months ended June 30, 2026 and 2025

The following table sets forth Mereo’s results of operations for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Revenue	$—	$500	$(500)
Operating expenses
Cost of revenue	—	(132)	132
Research and development	(1,808)	(5,373)	3,565
General and administrative	(5,222)	(5,494)	272
Loss from operations	(7,030)	(10,499)	3,469
Other income/(expenses)
Interest income	278	589	(311)
Interest expense	(16)	(24)	8
Changes in the fair value of warrants	6	(101)	107
Foreign currency transaction loss, net	(362)	(5,326)	4,964
Benefit from research and development tax credit	119	745	(626)
Net loss before income tax	(7,005)	(14,616)	7,611
Income tax benefit	—	—	—
Net loss	$(7,005)	$(14,616)	$7,611
Other comprehensive income – Foreign currency translation adjustments, net of tax	286	6,647	(6,361)
Total comprehensive loss	$(6,719)	$(7,969)	$1,250

Revenue

No revenue was recognized for the three months ended June 30, 2026. Revenue of $0.5 million for the three months ended June 30, 2025 comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole by ReproNovo pursuant to the ReproNovo Licensing Agreement.

Cost of revenue

No cost of revenue was recognized for the three months ended June 30, 2026. Cost of revenue for the three months ended June 30, 2025 was $0.1 million and represents amounts payable pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts.

Research and development ("R&D") expenses

The following table sets forth our R&D expenses by product development program for the three months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$1,112	$3,687	(2,575)
Alvelestat (MPH-966)	426	1,396	(970)
Etigilimab (MPH-313)	220	224	(4)
Other	50	66	(16)
Total R&D expenses	$1,808	$5,373	(3,565)

Total R&D expenses decreased by $3.6 million, from $5.4 million in the three months ended June 30, 2025 to $1.8 million in the three months ended June 30, 2026.

The decrease was primarily due to reductions of $2.6 million in R&D expenses for setrusumab and $1.0 million for alvelestat.

The decrease in program expenses for setrusumab was primarily driven by reductions of, and delays to, investment in manufacturing and ongoing activities, including medical affairs activities in Europe during the three months ended June 30, 2026.

The decrease in program expenses for alvelestat was primarily due to the completion of activities undertaken in preparation for the potential Phase 3 study during 2025.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, from $5.5 million in the three months ended June 30, 2025 to $5.2 million in the three months ended June 30, 2026. The decrease was primarily due to reductions of approximately $2.2 million driven by delays to investment in pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, and other realized cost savings. These decreases were partially offset by the recognition of a $1.9 million reduction in expenses in the three months ended June 30, 2025 for amounts received from our depository to reimburse certain expenses incurred by us in respect of our ADR program, whereas the corresponding amount in the current year was recognized in the three months ended March 31, 2026.

Interest income

Interest income decreased by $0.3 million, from $0.6 million in the three months ended June 30, 2025 to $0.3 million in the three months ended June 30, 2026, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Changes in the fair value of warrants

The total change in fair value of warrants in the three months ended June 30, 2026 was an unrealized gain of less than $0.1 million, compared to an unrealized loss of $0.1 million in the three months ended June 30, 2025. The unrealized gain in the three months ended June 30, 2026 was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities while the unrealized loss in the three months ended June 30, 2025 was primarily due to the impact of increases in the price of the Company’s ADSs on the value of the warrant liabilities.

Foreign currency transaction loss, net

The net foreign exchange loss for the three months ended June 30, 2026 was $0.4 million, compared to a loss of $5.3 million for the three months ended June 30, 2025. This change primarily reflects the impact of a slight weakening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended June 30, 2026, compared to a more significant weakening of U.S. dollars in the three months ended June 30, 2025.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $0.6 million, from $0.7 million in the three months ended June 30, 2025 to $0.1 million in the three months ended June 30, 2026. This decrease reflects a lower level of qualifying expenditure in the three months ended June 30, 2026 than in the three months ended June 30, 2025.

Other comprehensive income – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended June 30, 2026 was a gain of $0.3 million, compared to a gain of $6.6 million in the three months ended June 30, 2025. This change primarily reflects the impact of a slight weakening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the three months ended June 30, 2026, compared to a more significant weakening of U.S. dollars in the three months ended June 30, 2025.

Comparison of six months ended June 30, 2026 and 2025

The following table sets forth Mereo’s results of operations for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Revenue	$—	$500	(500)
Operating expenses
Cost of revenue	—	(132)	132
Research and development	(6,555)	(9,303)	2,748
General and administrative	(9,241)	(12,766)	3,525
Loss from operations	(15,796)	(21,701)	5,905
Other income/(expenses)
Interest income	605	1,248	(643)
Interest expense	(37)	(204)	167
Changes in the fair value of warrants	23	315	(292)
Foreign currency transaction gain/(loss), net	1,267	(8,091)	9,358
Benefit from research and development tax credit	214	930	(716)
Net loss before income tax	(13,724)	(27,503)	13,779
Income tax benefit	—	—	—
Net loss	$(13,724)	$(27,503)	13,779
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(1,462)	10,206	(11,668)
Total comprehensive loss	$(15,186)	$(17,297)	2,111

Revenue

No revenue was recognized for six months ended June 30, 2026. Revenue of $0.5 million for the six months ended June 30, 2025 comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole by ReproNovo pursuant to the ReproNovo Licensing Agreement.

Cost of revenue

No cost of revenue was recognized for the six months ended June 30, 2026. Cost of revenue for the six months ended June 30, 2025 was $0.1 million and represents amounts payable pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts.

R&D expenses

The following table sets forth our R&D expenses by product development program for the six months ended June 30, 2026 and 2025.

	Six months ended June 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$5,164	$5,930	(766)
Alvelestat (MPH-966)	869	2,761	(1,892)
Etigilimab (MPH-313)	414	431	(17)
Other	108	181	(73)
Total R&D expenses	$6,555	$9,303	(2,748)

Total R&D expenses decreased by $2.7 million, from $9.3 million in the six months ended June 30, 2025 to $6.6 million in the six months ended June 30, 2026.

The decrease was primarily due to reductions of $1.9 million in R&D expenses for alvelestat and $0.8 million for setrusumab.

The decrease in program expenses for alvelestat was primarily due to the completion of activities undertaken in preparation for the potential Phase 3 study in the six months ended June 30, 2025.

The decrease in program expenses for setrusumab was primarily driven by reductions of, and delays to, investment in manufacturing and ongoing activities, including medical affairs activities in Europe during the six months ended June 30, 2026, partially offset by an expense of $2.3 million for our share of certain costs related to the cancellation of manufacturing slots by Ultragenyx.

General and administrative expenses

General and administrative expenses decreased by $3.5 million, from $12.8 million in the six months ended June 30, 2025 to $9.2 million in the six months ended June 30, 2026. The decrease was primarily due to delays to investment in pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, and other realized cost savings.

Interest income and expense

Interest income decreased by $0.6 million, from $1.2 million in the six months ended June 30, 2025 to $0.6 million in the six months ended June 30, 2026, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Interest expense decreased by $0.2 million, from $0.2 million in the six months ended June 30, 2025 to less than $0.1 million in the six months ended June 30, 2026. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in the fair value of warrants in the six months ended June 30, 2026 was an unrealized gain of less than $0.1 million, compared to an unrealized gain of $0.3 million in the six months ended June 30, 2025. The unrealized gain in both periods was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities.

Foreign currency transaction gain/(loss), net

The net foreign exchange gain for the six months ended June 30, 2026 was $1.3 million, compared to a loss of $8.1 million for the six months ended June 30, 2025. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the six months ended June 30, 2026, compared to a significant weakening of U.S. dollars in the six months ended June 30, 2025.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $0.7 million, from $0.9 million in the six months ended June 30, 2025 to $0.2 million in the six months ended June 30, 2026. This decrease reflects a lower level of qualifying expenditure in the six months ended June 30, 2026 than in the six months ended June 30, 2025.

Other comprehensive (loss)/income – Foreign currency translation adjustments

The foreign currency translation adjustment for the six months ended June 30, 2026 was a loss of $1.5 million, compared to a gain of $10.2 million in the six months ended June 30, 2025. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the six months ended June 30, 2026, compared to a significant weakening of U.S. dollars in the six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

Under the current business plan and cash flow forecasts, and in consideration of our ongoing research and development efforts and our general corporate funding requirements, we anticipate that our current on-hand cash resources will extend into late 2027. However, we will need additional external funding to complete our development plans and potentially commercialize selected rare disease products. We plan to fund our operations through cash on hand and a combination of non-dilutive funding sources, public or private equity or debt financing or other sources.

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

Contractual Obligations

As further described in our 2025 Annual Report, under “Item 1. Business—Material Agreements—Novartis Agreements” (as updated in Note 15 to the condensed consolidated financial statements included in this Quarterly Report) and “Item 1. Business—Material Agreements—Licensing Agreement with AstraZeneca,” under various agreements with Novartis and AstraZeneca, we have agreed to make milestone payments and pay royalties on potential future commercial sales. The amount, timing, and likelihood of such payments are not known and will remain uncertain for the foreseeable future.

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including Ultragenyx for the manufacture of setrusumab as described in our 2025 Annual Report in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab”, to assist in the performance of its research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have no manufacturing commitments with CMOs as of June 30, 2026 and December 31, 2025.

Cash Flows

Comparison of the six months ended June 30, 2026 and 2025

The table below summarizes our cash flows (used in)/provided by operating, investing and financing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	($'000)	($'000)
Net cash used in operating activities	$(10,355)	$(15,980)
Net cash used in investing activities	(300)	(320)
Net cash provided by financing activities	—	288
Effect of exchange rate changes	(219)	2,335
Decrease in cash and cash equivalents	$(10,874)	$(13,677)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $10.4 million, a decrease of $5.6 million from $16.0 million in the six months ended June 30, 2025. This decrease is principally due to lower cash bonus payments of approximately $2.0 million and lower net operating cash flows of approximately $4.7 million, reflecting reduced R&D and General and administrative expenses in the period. These decreases were partially offset by receipt of $1.1 million in R&D tax credits in the six months ended June 30, 2025 with no similar amount received in the six months ended June 30, 2026.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 were $0.3 million. These cash flows primarily relate to payments to acquire intangible assets in both periods.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was less than $0.1 million, compared to net cash provided by financing activities of $0.3 million in the six months ended June 30, 2025. The decrease primarily represents the $0.5 million received upon exercise of the 2020 Novartis Warrants in the six months ended June 30, 2025, net of transaction costs.

Operating and Capital Expenditure Requirements

As of June 30, 2026, we had an accumulated deficit of $514.5 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product candidates we develop.

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

We expect that our existing cash and cash equivalents will enable us to fund our currently committed clinical trials, operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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
•
the costs, timing, and outcome of regulatory review of our product candidates, including additional data or studies that could be required pre- or post-approval by regulatory authorities;
•
the costs, timing, and outcome of potential future commercialization activities, including manufacturing, marketing, sales, life cycle management and distribution, for our product candidates that we commercialize directly;
•
the timing and amount of revenue, if any, received from milestones, royalties or direct commercial sales of our product candidates;
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
•
the performance of our collaborators and partners under the existing agreements on setrusumab, alvelestat, vantictumab, leflutrozole and navicixizumab;
•
the extent to which we are able to acquire new product candidates or enter into licensing or collaboration arrangements for our product candidates, although we currently have no commitments or agreements that obligate us to enter into such arrangements, except for the Sentynl Agreement announced on August 11, 2026;
•
milestone and deferred payments under the Amended AstraZeneca Agreements; and
•
tax liabilities or other assessments and our ability to claim R&D tax credits or other reliefs.

Our revenues, if any, will be derived from milestones, royalties or direct commercial sales of any product candidates that we or our partners are able to successfully develop, receive regulatory approval for, and commercialize in future years. In the meantime, we will need to obtain substantial additional funds to achieve our business objective.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2026.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2026.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 15, Commitments and contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report under the caption “Legal Proceedings” is incorporated herein by reference.

There have been no material developments in such proceedings during the quarter ended June 30, 2026.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 11, 2026.

MEREO BIOPHARMA GROUP PLC

Date: August 11, 2026	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: August 11, 2026	/s/ Christine Fox
Christine Fox
Chief Financial Officer