Form 10-Q
period 2026-09-30
Mereo BioPharma Group plc
filed 2026-11-09
CIK 1719714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the number of outstanding ordinary shares, par value £0.003 per share, of the registrant was 798,503,184.

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

Any forward-looking statements in this Quarterly Report reflect our current expectations, beliefs and assumptions concerning future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, the uncertainties inherent in the clinical development process; the Company’s reliance on third parties to conduct its clinical trials and provide funding for its clinical trials; the sufficiency of existing cash to fund operations and/or the inability to raise additional funding on favorable terms or at all; the uncertainty inherent in regulatory review processes, including varying interpretations and analyses of data from clinical trials; the Company’s dependence on enrollment of patients in its clinical trials; potentially smaller than anticipated market opportunities for the Company’s product candidates; the Company’s dependence on its key executives; the Company’s ability to maintain compliance with Nasdaq continued listing requirements; and additional factors listed under Part I, Item 1A. Risk Factors of our most recent Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 19, 2026 (the “2025 Annual Report”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$26,097	$40,992
Prepaid expenses and other current assets	2,269	2,531
Research and development incentives receivables	306	1,497
Total current assets	28,672	45,020
Property and equipment, net	24	137
Operating lease right-of-use assets, net	758	244
Intangible assets, net	129	516
Total assets	$29,583	$45,917

Liabilities
Current liabilities:
Accounts payable	$1,004	$1,333
Accrued expenses	3,017	2,026
Operating lease liabilities – current	577	202
Warrant liabilities – current	8	—
Other current liabilities	888	741
Total current liabilities	5,494	4,302
Warrant liabilities – non-current	8	38
Other non-current liabilities	370	661
Total liabilities	$5,872	$5,001
Commitments and contingencies (Note 15)

Shareholders’ Equity
Ordinary shares, par value £0.003 per share; 798,454,864 shares issued at September 30, 2026 (December 31, 2025: 795,658,504)	$3,146	$3,135
Additional paid-in capital	553,243	549,622
Accumulated deficit	(520,406)	(501,018)
Accumulated other comprehensive loss	(12,272)	(10,823)
Total shareholders’ equity	$23,711	$40,916
Total liabilities and shareholders’ equity	$29,583	$45,917

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$800	$—	$800	$500
Operating expenses
Cost of revenue	—	—	—	(133)
Research and development	(2,090)	(4,270)	(8,645)	(13,573)
General and administrative	(4,928)	(6,045)	(14,169)	(18,811)
Other income	—	300	—	300
Loss from operations	(6,218)	(10,015)	(22,014)	(31,717)
Other income/(expenses)
Interest income	241	504	846	1,752
Interest expense	(10)	(28)	(47)	(232)
Changes in the fair value of warrants	(2)	196	21	511
Foreign currency transaction gain/(loss), net	29	1,873	1,296	(6,218)
Benefit from research and development tax credit	97	446	311	1,377
Net loss before income tax	(5,863)	(7,024)	(19,587)	(34,527)
Income tax benefit	—	—	—	—
Net loss	$(5,863)	$(7,024)	$(19,587)	$(34,527)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted average shares outstanding – basic and diluted	804,533,827	799,947,013	803,310,695	796,018,903

Net loss	$(5,863)	$(7,024)	$(19,587)	$(34,527)
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	13	(2,267)	(1,449)	7,939
Total comprehensive loss	$(5,850)	$(9,291)	$(21,036)	$(26,588)

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,587)	$(34,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,831	6,055
Depreciation	112	121
Amortization of intangible assets	383	41
Amortization of operating lease right-of-use assets	516	395
Change in fair value of warrants	(21)	(511)
Non-cash interest income	(50)	(34)
Non-cash interest expense	20	210
Foreign currency transaction (gain)/loss	(1,296)	6,218
Other income	—	(300)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	272	(319)
Research and development incentives receivable	1,181	1,869
Accounts payable	(298)	(1,825)
Accrued expenses and other liabilities	1,190	(133)
Operating lease liabilities	(659)	(549)
Net cash used in operating activities	(14,406)	(23,289)

Cash flows from investing activities
Payments for intangible assets	(300)	(300)
Purchase of property and equipment	—	(20)
Proceeds from out-licensing	—	300
Net cash used in investing activities	(300)	(20)

Cash flows from financing activities
Proceeds from exercise of warrants	—	487
Transaction costs on issuance of ordinary shares	—	(199)
Net cash provided by financing activities	—	288

Decrease in cash and cash equivalents	(14,706)	(23,021)
Cash and cash equivalents at January 1,	40,992	69,802
Effect of exchange rate changes	(189)	1,917
Cash and cash equivalents at September 30,	$26,097	$48,698

Supplemental disclosure
Cash paid for interest	23	22

The accompanying notes form an integral part of these condensed consolidated financial statements.

MEREO BIOPHARMA GROUP PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary shares		Additional	Accumulated other		Total
	Shares	Par value	paid-in capital	comprehensive loss	Accumulated deficit	shareholders’ equity
Balance, December 31, 2025	795,658,504	$3,135	$549,622	$(10,823)	$(501,018)	$40,916
Net loss	—	—	—	—	(6,719)	(6,719)
Foreign currency translation adjustments	—	—	—	(1,748)	—	(1,748)
Share-based compensation	—	—	1,605	—	—	1,605
Delivery of shares on vesting of restricted stock units	868,630	4	(4)	—	—	—
Exercise of warrants	1,551,695	6	(6)	—	—	—
Transfer between reserves	—	—	(199)	—	199	—
Balance, March 31, 2026	798,078,829	$3,145	$551,018	$(12,571)	$(507,538)	$34,054
Net loss	—	—	—	—	(7,005)	(7,005)
Foreign currency translation adjustments	—	—	—	286	—	286
Share-based compensation	—	—	1,317	—	—	1,317
Delivery of shares on vesting of restricted stock units	14,215	—	—	—	—	—
Balance, June 30, 2026	798,093,044	$3,145	$552,335	$(12,285)	$(514,543)	$28,652
Net loss	—	—	—	—	(5,863)	(5,863)
Foreign currency translation adjustments	—	—	—	13	—	13
Share-based compensation	—	—	909	—	—	909
Delivery of shares on vesting of restricted stock units	361,820	1	(1)	—	—	—
Balance, September 30, 2026	798,454,864	$3,146	$553,243	$(12,272)	$(520,406)	$23,711

Balance, December 31, 2024	775,728,034	$3,059	$539,642	$(18,849)	$(462,883)	$60,969
Net loss	—	—	—	—	(12,887)	(12,887)
Foreign currency translation adjustments	—	—	—	3,559	—	3,559
Share-based compensation	—	—	2,278	—	—	2,278
Delivery of shares on vesting of restricted stock units	718,350	3	(3)	—	—	—
Transaction costs on issuance of shares	—	—	(65)	—	—	(65)
Conversion of convertible loan notes	17,105,450	64	5,676	—	—	5,740
Exercise of warrants	1,449,610	6	481	—	—	487
Transfer between reserves	—	—	(3,743)	—	3,743	—
Balance, March 31, 2025	795,001,444	$3,132	$544,266	$(15,290)	$(472,027)	$60,081
Net loss	—	—	—	—	(14,616)	(14,616)
Foreign currency translation adjustments	—	—	—	6,647	—	6,647
Share-based compensation	—	—	2,065	—	—	2,065
Balance, June 30, 2025	795,001,444	$3,132	$546,331	$(8,643)	$(486,643)	$54,177
Net loss	—	—	—	—	(7,024)	(7,024)
Foreign currency translation adjustments	—	—	—	(2,267)	—	(2,267)
Share-based compensation	—	—	1,712	—	—	1,712
Delivery of shares on vesting of restricted stock units	482,960	2	(2)	—	—	—
Balance, September 30, 2025	795,484,404	$3,134	$548,041	$(10,910)	$(493,667)	$46,598

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments which are, in the opinion of management, necessary to fairly state the Company’s financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The interim results are not necessarily indicative of results to be expected for the full year.

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

The Company has historically been loss making, anticipates that it will continue to incur losses for the foreseeable future, and had an accumulated deficit of $520.4 million as of September 30, 2026. The Company has funded these losses through a combination of public equity financings, private equity and debt financings and various license and collaboration agreements, and it expects it will continue to do so until such time as it can generate significant revenue from product sales, or other commercial revenues, if ever, or through licensing and/or collaboration agreements for its rare disease or other product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

As of September 30, 2026, the Company had cash and cash equivalents of $26.1 million. The Company expects that its cash and cash equivalents as of September 30, 2026 will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. In the longer term, the Company will need additional funding or may need to implement measures to conserve cash resources to support its continuing operations and pursue its business strategy.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy:

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	13,270	—	13,270	—
Financial liabilities
Warrant liabilities	16	—	16	—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
	($'000)	($'000)	($'000)	($'000)
Financial assets
Cash equivalents (investments in money market funds)	22,749	—	22,749	—
Financial liabilities
Warrant liabilities	38	—	38	—

There were no transfers between any levels of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

Fair values of the investments in money market funds are determined based on the net asset value per share of each fund stated in the fund manager's statement.

As of September 30, 2026 and December 31, 2025, warrant liabilities solely related to those warrants outstanding to the former lenders of the Company as described in Note 10.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
	($'000)	($'000)
VAT receivable	$309	$486
Prepaid research and development expenses	177	161
Security deposits	388	395
Prepaid insurance premiums	795	1,126
Prepaid general and administrative expenses	524	222
Other assets	76	141
Total	$2,269	$2,531

6. Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2026	2025
	($'000)	($'000)
Leasehold improvements	$751	$764
Office equipment	196	210
IT equipment	125	248
Property and equipment, at cost	1,072	1,222
Less: accumulated depreciation	(1,048)	(1,085)
Property and equipment, net	$24	$137

Depreciation expense was less than $0.1 million for both the three months ended September 30, 2026 and 2025. Depreciation expense was $0.1 million for both the nine months ended September 30, 2026 and 2025.

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

The total lease expense included in the statements of operations and comprehensive loss was $0.3 million and $0.6 million for the three and nine months ended September 30, 2026, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. There were no material variable lease costs.

	September 30,	December 31,
	2026	2025
Operating leases
Weighted-average remaining contractual lease term (years)	0.7	0.5
Weighted average discount rate	10.0%	10.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($'000)	($'000)	($'000)	($'000)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$484	$203	$689	$605

The following table summarizes the maturities of the Company’s operating lease liabilities as of September 30, 2026:

As of September 30, 2026
($'000)
Maturity analysis of the operating lease liabilities for the years ending December 31,
2026	$296
2027	301
Total undiscounted payments	597
Less: Present value discount	(20)
Lease liability	$577
Lease liability – current	$577
Lease liability – non-current	$—

8. Other current liabilities

Other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
	($'000)	($'000)
Social security and other taxes	$264	$320
Deferred consideration liability	300	296
Deferred revenue	200	—
Equity issuance costs payable	92	95
Other current liabilities	32	30
Total	$888	$741

9. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2026	2025
	($'000)	($'000)
Accrued research and development costs	$292	$789
Accrued legal and professional fees	585	788
Accrued bonus	1,691	228
Accrued local taxes	265	33
Other accrued expenses	184	188
Total	$3,017	$2,026

10. Warrant liability

	Warrant liabilities
	2026	2025
	($'000)	($'000)
At January 1	$38	$821
Changes in fair value during the period	(17)	(416)
Foreign exchange	—	14
At March 31	$21	$419
Changes in fair value during the period	(6)	101
Foreign exchange	—	25
At June 30	$15	$545
Changes in fair value during the period	2	(196)
Foreign exchange	(1)	(13)
At September 30	$16	$336
Current	8	—
Non-current	8	336

As of September 30, 2026, the former lenders of the Company have warrants outstanding to purchase a total of 1,243,908 ordinary shares at an exercise price of £2.95 per share, exercisable until August 2027 and a total of 1,243,908 ordinary shares at an exercise price of $0.4144 per share, exercisable until dates between August 2027 and October 2028. These warrants outstanding are equivalent to 0.3% and 0.3% of the issued ordinary share capital of the Company as of September 30, 2026 and December 31, 2025, respectively. There were no warrants classified as liabilities exercised during the three and nine months ended September 30, 2026 and 2025.

The fair value of each warrant is estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30,	December 31,
	2026	2025
Market value of ADSs ($)	$0.40	$0.42
Risk-free interest rate (%)	4.92%	3.93%
Expected life (years)	1.0	1.8
Expected volatility (%)	126.68%	129.58%
Expected dividends (%)	0.00%	0.00%

11. Shareholders’ Equity

Ordinary Shares

	Number of ordinary shares	Par value ($'000)
At January 1, 2025	775,728,034	$3,059
Vesting of RSUs	718,350	3
Conversion of convertible loan notes	17,105,450	64
Exercise of warrants	1,449,610	6
At March 31 and June 30, 2025	795,001,444	$3,132
Vesting of RSUs	482,960	2
At September 30, 2025	795,484,404	$3,134

At January 1, 2026	795,658,504	$3,135
Vesting of RSUs	868,630	4
Exercise of warrants	1,551,695	6
At March 31, 2026	798,078,829	$3,145
Vesting of RSUs	14,215	—
At June 30, 2026	798,093,044	$3,145
Vesting of RSUs	361,820	1
At September 30, 2026	798,454,864	$3,146

In February 2026, the Company received an exercise notice from The Alpha-1 Project and subsequently issued and allotted 1,551,695 shares (equivalent to 310,339 ADSs) on the non-cash exercise of the warrants. Additional paid-in capital of $0.2 million was also transferred to accumulated deficit, which represents the surplus of amounts previously recognized in excess of the par value of ordinary shares delivered on exercise of the warrants.

During the three and nine months ended September 30, 2026, 361,820 and 1,244,665 ordinary shares were issued due to the vesting of RSUs, respectively.

12. Revenue and cost of revenue

Sentynl Option and License Agreement

On August 11, 2026, the Company and Sentynl Therapeutics, Inc. (“Sentynl”) entered into an option and license agreement (the “Sentynl Agreement”) for the right to acquire a license for the U.S. commercial and global manufacturing rights to alvelestat for AATD-LD. Under the Sentynl Agreement, Mereo received a non-refundable option fee of $1.0 million and, on option exercise, is eligible to receive $40.0 million in upfront and R&D payments, up to $435.0 million in regulatory and commercial milestones, and double-digit tiered royalties on U.S. annual net sales of alvelestat. Mereo will lead the global Phase 3 study and regulatory interactions until the study is completed.

A single performance obligation of the refinement of the Phase 3 study design was identified with respect to the option fee under the Sentynl Agreement. The Company estimates the efforts needed to complete this performance obligation and recognizes revenue over time by assessing the progress towards satisfaction of the performance obligation. Deferred revenue is recognized for any consideration received in advance of the provision of the related services.

During the three and nine months ended September 30, 2026, the Company recognized $0.8 million of revenue and $0.2 million of deferred revenue in respect of the option fee.

The Company has applied the optional disclosure exemption available under ASC 606 for performance obligations with an original expected duration of one year or less.

ReproNovo Partnership

In December 2023, the Company and ReproNovo SA. (“ReproNovo”) entered into a global licensing agreement for the development and commercialization of leflutrozole (the “ReproNovo Licensing Agreement”). Under the terms of the ReproNovo Licensing Agreement, ReproNovo received an exclusive worldwide license to develop and commercialize leflutrozole.

No revenue or cost of revenue was recognized during the three and nine months ended September 30, 2026 in respect of this agreement. However, during the nine months ended September 30, 2025, the Company recognized a milestone payment receivable of $0.5 million as revenue under the terms of the ReproNovo Licensing Agreement following confirmation by ReproNovo that the first participant had been included in a Phase 2 trial of leflutrozole. As a consequence, and in accordance with the terms of the 2015 asset purchase agreement with Novartis, the Company also accrued for a payment to Novartis of $0.1 million as cost of revenue.

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

The total number of ADSs available for issue under the 2019 EIP and 2019 NED EIP was 15.0 million as of September 30, 2026.

The expense for share-based compensation arises solely in respect of awards made under the two active plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($'000)	($'000)	($'000)	($'000)
2019 EIP	$833	$1,453	$3,477	$4,667
2019 NED EIP	76	259	354	1,388
Total	$909	$1,712	$3,831	$6,055

As of September 30, 2026, the total unrecognized compensation cost related to outstanding share awards was $2.8 million, which the Company expects to recognize over a weighted-average period of 1.4 years.

2019 EIP

The Company has awarded the following instruments under the 2019 EIP:

Share Options (“Options”)

Options issued under the EIP have a contractual term of 10 years. Options generally permit the recipient to purchase ADSs at an exercise price equal to the market price of the underlying ADSs on the date of grant, however certain awards granted in the nine months ended September 30, 2026 had an exercise price higher than the market price of the underlying ADSs on the date of grant.

Options generally vest over four years, with one-fourth of the award vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments over the three-year period thereafter, however in the nine months ended September 30, 2026, certain options were granted that vest in equal monthly installments over a one year period from the grant date. No performance conditions apply to Options granted.

A summary of the Company’s Options activity and related information under the 2019 EIP for the nine months ended September 30, 2026 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	13,477,883	$2.17	$—
Granted	6,463,000	0.53	—
Forfeited	(352,671)	1.38	—
Expired	(3,292)	4.69	—
At September 30, 2026	19,584,920	$1.64	$—
Vested	12,274,267	$1.85	$—

The weighted average fair value per ADS of Options granted during the nine months ended September 30, 2026 and 2025 was $0.39 and $2.41, respectively.

The weighted average contractual life of Options outstanding as of September 30, 2026 and December 31, 2025 was 7.1 years and 7.0 years, respectively. The weighted average contractual life for vested Options as of September 30, 2026 and December 31, 2025 was 6.1 years and 6.3 years, respectively.

Where presented, the aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s ADSs for the Options that were in-the-money.

The fair value of each Option is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate (%)	3.89%	4.48%
Expected life (years)	5.9	6.3
Expected volatility (%)	131.75%	104.28%
Expected dividends (%)	0.00%	0.00%

Expected volatility is calculated by reference to the historical volatility of the Company's ADSs. The grant date fair value is recognized over the requisite service period using the accelerated graded-vesting attribution method.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activity and related information under the 2019 EIP for the nine months ended September 30, 2026 is as follows:

	Number of RSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2025	458,375	$2.57
Vested	(248,933)	2.42
Forfeited	(69,991)	2.69
At September 30, 2026	139,451	$2.79

As of September 30, 2026 and December 31, 2025, the weighted average remaining vesting period of RSUs outstanding was 1.4 and 2.1 years, respectively. The total fair value of RSUs vested and delivered during the nine months ended September 30, 2026 and 2025 was $0.1 million and $0.6 million, respectively.

The fair value of each RSU was calculated by reference to the value of the shares awarded. The grant date fair value is recognized over the vesting period using the accelerated graded-vesting attribution method.

2019 NED EIP

The Company has awarded the following instruments under the 2019 NED EIP:

Options

A summary of the Company’s Options activity and related information under the 2019 NED EIP for the nine months ended September 30, 2026 is as follows:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	1,982,087	$2.38	$—
Granted	528,000	0.39	—
Forfeited	(55,000)	0.39	—
At September 30, 2026	2,455,087	$2.00	$6
Vested	2,218,587	$2.17	$3

The weighted average fair value per ADS of Options granted during the nine months ended September 30, 2026 and 2025 was $0.34 and $2.51, respectively.

The weighted average contractual life of Options outstanding as of September 30, 2026 and December 31, 2025 was 6.9 years and 7.0 years, respectively. The weighted average contractual life for vested Options as of September 30, 2026 and December 31, 2025 was 6.6 years and 7.0 years, respectively.

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

Deferred Restricted Stock Units (“DRSUs”)

A summary of the Company’s DRSUs activity and related information under the 2019 NED EIP for the nine months ended September 30, 2026 is as follows:

	Number of DRSUs (ADSs)	Weighted Average Grant Date Fair Value ($)
At December 31, 2025	979,608	$1.65
Granted	657,115	$0.39
Forfeited	(89,040)	0.39
At September 30, 2026	1,547,683	$1.12
Vested	1,318,407	$1.33
Unvested	229,276	$0.39

As of December 31, 2025, there were 10,350 DRSUs unvested with a weighted average grant date fair value of $3.16 per DRSU. The total fair value of DRSUs vested during the nine months ended September 30, 2026 and 2025 was less than $0.1 million and $0.3 million, respectively.

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

A summary of the Company’s Options activity and related information under the Previous Share Options Plans for the nine months ended September 30, 2026 is as follows; all outstanding Options are vested:

	Number of options (ADSs)	Weighted Average Exercise Price ($)	Aggregate intrinsic value ($'000)
At December 31, 2025	107,608	$16.68	$—
Expired	(57,394)	12.75	—
At September 30, 2026	50,214	$21.17	$—
Vested	50,214	$21.17	$—

The weighted average contractual life of Options outstanding and vested at September 30, 2026 and December 31, 2025 was 1.1 years and 1.1 years, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)	($'000, except share and per share amounts)
Net loss	$(5,863)	$(7,024)	$(19,587)	$(34,527)
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted-average number of shares used in computing loss per share – basic and diluted	804,533,827	799,947,013	803,310,695	796,018,903

The Company’s potentially dilutive securities in the table below have been excluded from the computation of diluted loss per share as the effect for the three and nine months ended September 30, 2026 and 2025 would be to reduce the loss per share. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted loss per share is the same.

	Nine Months Ended September 30,
	2026	2025
Ordinary shares issuable for:
Share-based compensation awards	112,294,740	80,829,135
Warrant liabilities	2,487,816	2,487,816
Warrants classified in equity	2,000,000	3,551,699

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

The number of ADSs to be issued to satisfy each equity milestone is determined by dividing a monetary amount by a defined subscription price based on the weighted average trading price of the Company's ADSs, and the obligation is presented as a liability under ASC Topic 480, Distinguishing Liabilities from Equity. The Company continues to reassess the fair value of such instruments in each reporting period until the milestones are achieved, if ever, and the issuance of shares occurs. As of September 30, 2026 and December 31, 2025, the Company has determined the fair value of the equity milestones to be paid in a variable number of shares pursuant to its Amended AstraZeneca License Agreement to be negligible and therefore assigned a nil value to the instrument. This is due to the pervasive uncertainty involved in establishing the amounts, timing and likelihood of future cash flows, including whether Sentynl exercises its option pursuant to the Sentynl Agreement, the Company's ability to secure either an alternative partnership or other forms of non-dilutive financing, the possible terms and rate of such a partnership or financing, the clinical and regulatory performance of the product candidate and the lack of comparable recent transactions.

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

Research and development activities

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties to assist in the performance of research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore, are cancellable contracts and not included herein. The Company had no manufacturing commitments with CMOs as of September 30, 2026 and December 31, 2025.

Manufacturing and supply agreement with Ultragenyx

In December 2024, the Company entered into a manufacturing and supply agreement with Ultragenyx Pharmaceutical Inc. (“Ultragenyx”) under which Ultragenyx is responsible for the manufacture and supply of setrusumab to the Company in its territories. The Company is also required to reimburse Ultragenyx for a portion of the manufacturing process development costs, future commercial supply costs as well as a portion of costs in the event of cancellation of certain manufacturing slots. Pursuant to this agreement, the Company has recognized $2.3 million for its share of the costs related to cancellation of certain manufacturing slots by Ultragenyx in the nine months ended September 30, 2026. Any additional payments are subject to our agreement and cannot currently be estimated.

Legal proceedings

Putative Securities Class Action

On February 4, 2026, a putative class action complaint was filed in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Denise Scots-Knight, and its Chief Scientific Officer, John Lewicki (the “Defendants”). This action, captioned Dodge v. Mereo Biopharma Group PLC (No. 1:26-cv-988), alleges that the Defendants violated federal securities law by making false and misleading statements regarding the Company's business and operations. The Plaintiff seeks the payment of damages allegedly sustained by her and the putative class by reason of the allegations set forth in the complaint, plus interest, and legal and other costs and fees. On April 29, 2026, the court appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on July 13, 2026. The Company moved to dismiss the amended complaint on September 11, 2026. The court has not yet ruled on the motion. The Company intends to vigorously defend against this action, but at this early stage, the Company can neither predict the ultimate outcome, nor estimate any range of possible losses.

From time to time, the Company may be a party to litigation or subject to claims incident to the ordinary course of business. Except for the abovementioned putative securities class action, the Company was not a party to any material litigation and did not have any material contingency reserves established for any liabilities as of September 30, 2026 and December 31, 2025.

16. Related party disclosures

In the three and nine months ended September 30, 2026 and 2025, there were no reportable related party transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($'000)	($'000)	($'000)	($'000)
Revenue	$800	$—	$800	$500
Cost of revenue	—	—	—	(133)
Research and development expenses
Setrusumab (BPS-804/UX143)	(696)	(2,295)	(5,860)	(8,225)
Alvelestat (MPH-966)	(1,274)	(1,689)	(2,143)	(4,450)
Etigilimab (MPH-313)	(54)	(229)	(468)	(660)
Other	(66)	(57)	(174)	(238)
General and administrative expenses	(4,928)	(6,045)	(14,169)	(18,811)
Other segment items	355	3,291	2,427	(2,510)
Net loss before income tax	$(5,863)	$(7,024)	$(19,587)	$(34,527)

Other segment items consist of interest income, interest expense, change in fair value of warrants, foreign currency transaction gain/(loss), net, benefit from research and development tax credit and other income. These are disclosed in the condensed consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of three months ended September 30, 2026 and 2025

The following table sets forth Mereo’s results of operations for the three months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Revenue	$800	$—	$800
Operating expenses
Research and development	(2,090)	(4,270)	2,180
General and administrative	(4,928)	(6,045)	1,117
Other income	—	300	(300)
Loss from operations	(6,218)	(10,015)	3,797
Other income/(expenses)
Interest income	241	504	(263)
Interest expense	(10)	(28)	18
Changes in the fair value of warrants	(2)	196	(198)
Foreign currency transaction gain, net	29	1,873	(1,844)
Benefit from research and development tax credit	97	446	(349)
Net loss before income tax	(5,863)	(7,024)	1,161
Income tax benefit	—	—	—
Net loss	$(5,863)	$(7,024)	$1,161
Other comprehensive income/(loss) – Foreign currency translation adjustments, net of tax	13	(2,267)	2,280
Total comprehensive loss	$(5,850)	$(9,291)	$3,441

Revenue

Revenue of $0.8 million for the three months ended September 30, 2026 comprised the portion of the $1.0 million option fee pursuant to the Sentynl Agreement recognized based on an estimate of progress towards satisfaction of the performance obligation. No revenue was recognized for the three months ended September 30, 2025.

Research and development (“R&D”) expenses

The following table sets forth our R&D expenses by product development program for the three months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$696	$2,295	(1,599)
Alvelestat (MPH-966)	1,274	1,689	(415)
Etigilimab (MPH-313)	54	229	(175)
Other	66	57	9
Total R&D expenses	$2,090	$4,270	(2,180)

Total R&D expenses decreased by $2.2 million, from $4.3 million in the three months ended September 30, 2025 to $2.1 million in the three months ended September 30, 2026.

The decrease was primarily due to reductions of $1.6 million in R&D expenses for setrusumab and $0.4 million for alvelestat.

The decrease in program expenses for setrusumab was primarily driven by reductions of, and delays to, investment in manufacturing and ongoing activities, including medical affairs activities in Europe during the three months ended September 30, 2026.

The decrease in program expenses for alvelestat was primarily due to the completion of activities undertaken in 2025 in preparation for a potential Phase 3 study.

General and administrative expenses

General and administrative expenses decreased by $1.1 million, from $6.0 million in the three months ended September 30, 2025 to $4.9 million in the three months ended September 30, 2026. The decrease was primarily due to reductions in investment in pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, and other realized net cost savings.

Other income

Other income of $0.3 million for the three months ended September 30, 2025 comprised amounts received from āshibio, Inc. (“āshibio”) in connection with the out-licensing of vantictumab.

Interest income

Interest income decreased by $0.3 million, from $0.5 million in the three months ended September 30, 2025 to $0.2 million in the three months ended September 30, 2026, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Changes in the fair value of warrants

The total change in fair value of warrants in the three months ended September 30, 2026 was an unrealized loss of less than $0.1 million, compared to an unrealized gain of $0.2 million in the three months ended September 30, 2025. The unrealized loss in the three months ended September 30, 2026 was primarily due to the impact of a negligible increase in the price of the Company’s ADSs on the value of the warrant liabilities while the unrealized gain in the three months ended September 30, 2025 was primarily due to the impact of a decrease in the price of the Company’s ADSs on the value of the warrant liabilities.

Foreign currency transaction gain, net

The net foreign exchange gain for the three months ended September 30, 2026 was less than $0.1 million, compared to a gain of $1.9 million for the three months ended September 30, 2025. This change primarily reflects the impact of a negligible movement in the value of U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the three months ended September 30, 2026, compared to a strengthening of U.S. dollars in the three months ended September 30, 2025.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $0.3 million, from $0.4 million in the three months ended September 30, 2025 to $0.1 million in the three months ended September 30, 2026. This decrease reflects a lower level of qualifying expenditure in the three months ended September 30, 2026 than in the three months ended September 30, 2025.

Other comprehensive income/(loss) – Foreign currency translation adjustments

The foreign currency translation adjustment for the three months ended September 30, 2026 was a gain of less than $0.1 million, compared to a loss of $2.3 million in the three months ended September 30, 2025. This change primarily reflects the impact of a negligible movement in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the three months ended September 30, 2026, compared to a strengthening of U.S. dollars in the three months ended September 30, 2025.

Comparison of nine months ended September 30, 2026 and 2025

The following table sets forth Mereo’s results of operations for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Revenue	$800	$500	300
Operating expenses
Cost of revenue	—	(133)	133
Research and development	(8,645)	(13,573)	4,928
General and administrative	(14,169)	(18,811)	4,642
Other income	—	300	(300)
Loss from operations	(22,014)	(31,717)	9,703
Other income/(expenses)
Interest income	846	1,752	(906)
Interest expense	(47)	(232)	185
Changes in the fair value of warrants	21	511	(490)
Foreign currency transaction gain/(loss), net	1,296	(6,218)	7,514
Benefit from research and development tax credit	311	1,377	(1,066)
Net loss before income tax	(19,587)	(34,527)	14,940
Income tax benefit	—	—	—
Net loss	$(19,587)	$(34,527)	14,940
Other comprehensive (loss)/income – Foreign currency translation adjustments, net of tax	(1,449)	7,939	(9,388)
Total comprehensive loss	$(21,036)	$(26,588)	5,552

Revenue

Revenue of $0.8 million for the nine months ended September 30, 2026 comprised the portion of the $1.0 million option fee pursuant to the Sentynl Agreement recognized based on an estimate of progress towards satisfaction of the performance obligation. Revenue of $0.5 million for the nine months ended September 30, 2025 comprised a one-time milestone payment of $0.5 million resulting from the achievement of a clinical milestone on leflutrozole by ReproNovo pursuant to the ReproNovo Licensing Agreement.

Cost of revenue

No cost of revenue was recognized for the nine months ended September 30, 2026. Cost of revenue for the nine months ended September 30, 2025 was $0.1 million and represents amounts payable pursuant to the 2015 asset purchase agreement with Novartis for leflutrozole, under which the Company pays a percentage of proceeds resulting from milestone revenue received, subject to certain deductions and other amounts.

R&D expenses

The following table sets forth our R&D expenses by product development program for the nine months ended September 30, 2026 and 2025.

	Nine months ended September 30,
	2026	2025	Change
	($'000)	($'000)	($'000)
Setrusumab (BPS-804/UX143)	$5,860	$8,225	(2,365)
Alvelestat (MPH-966)	2,143	4,450	(2,307)
Etigilimab (MPH-313)	468	660	(192)
Other	174	238	(64)
Total R&D expenses	$8,645	$13,573	(4,928)

Total R&D expenses decreased by $4.9 million, from $13.6 million in the nine months ended September 30, 2025 to $8.6 million in the nine months ended September 30, 2026.

The decrease was primarily due to reductions of $2.4 million in R&D expenses for setrusumab and $2.3 million for alvelestat.

The decrease in program expenses for setrusumab was primarily driven by reductions of, and delays to, investment in manufacturing and ongoing activities, including medical affairs activities in Europe during the nine months ended September 30, 2026, partially offset by an expense of $2.3 million for our share of certain costs related to the cancellation of manufacturing slots by Ultragenyx.

The decrease in program expenses for alvelestat was primarily due to the completion of activities undertaken in preparation for a potential Phase 3 study in the nine months ended September 30, 2025.

General and administrative expenses

General and administrative expenses decreased by $4.6 million, from $18.8 million in the nine months ended September 30, 2025 to $14.2 million in the nine months ended September 30, 2026. The decrease was primarily due to reductions in investment in pre-commercial activities to lay the foundation for the potential commercial launch of setrusumab in Europe, and other realized net cost savings.

Other income

Other income of $0.3 million for the nine months ended September 30, 2025 comprised amounts received from āshibio in connection with the out-licensing of vantictumab.

Interest income and expense

Interest income decreased by $0.9 million, from $1.8 million in the nine months ended September 30, 2025 to $0.8 million in the nine months ended September 30, 2026, principally due to a combination of lower interest rates earned and lower average cash and cash equivalents balances in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Interest expense decreased by $0.2 million, from $0.2 million in the nine months ended September 30, 2025 to less than $0.1 million in the nine months ended September 30, 2026. The decrease was principally due to the conversion of convertible loan notes in February 2025, following which the Company had no significant remaining interest-bearing liabilities.

Changes in the fair value of warrants

The total change in the fair value of warrants in the nine months ended September 30, 2026 was an unrealized gain of less than $0.1 million, compared to an unrealized gain of $0.5 million in the nine months ended September 30, 2025. The unrealized gain in both periods was primarily due to the impact of decreases in the price of the Company’s ADSs on the value of the warrant liabilities.

Foreign currency transaction gain/(loss), net

The net foreign exchange gain for the nine months ended September 30, 2026 was $1.3 million, compared to a loss of $6.2 million for the nine months ended September 30, 2025. This change primarily reflects the impact of a strengthening in the value of

U.S. dollars when translating U.S. dollar balances into our functional currency of pound sterling in the nine months ended September 30, 2026, compared to a significant weakening of U.S. dollars in the nine months ended September 30, 2025.

Benefit from research and development tax credit

The benefit from research and development tax credit decreased by $1.1 million, from $1.4 million in the nine months ended September 30, 2025 to $0.3 million in the nine months ended September 30, 2026. This decrease reflects a significantly lower level of qualifying expenditure in the nine months ended September 30, 2026 than in the nine months ended September 30, 2025.

Other comprehensive (loss)/income – Foreign currency translation adjustments

The foreign currency translation adjustment for the nine months ended September 30, 2026 was a loss of $1.4 million, compared to a gain of $7.9 million in the nine months ended September 30, 2025. This change primarily reflects the impact of a strengthening in the value of U.S. dollars when translating pound sterling functional currency balances into our presentational currency of U.S. dollars in the nine months ended September 30, 2026, compared to a significant weakening of U.S. dollars in the nine months ended September 30, 2025.

Liquidity and Capital Resources

Overview

Under the current business plan and cash flow forecasts, and in consideration of our ongoing research and development efforts and our general corporate funding requirements, we anticipate that our current on-hand cash resources will extend into late 2027. However, we will need additional external funding or may need to implement measures to conserve cash resources to complete our development plans and potentially commercialize selected rare disease products. We plan to fund our operations through cash on hand and a combination of non-dilutive funding sources, including partnering income, public or private equity or debt financing, or other sources.

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
•
$1.0 million under the global license agreement with ReproNovo SA for leflutrozole in 2023 and a further milestone payment of $0.5 million in 2025; and
•
$1.0 million under the option and license agreement with Sentynl for alvelestat in 2026.

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

In addition, we enter into contracts in the ordinary course of business with CROs, CMOs, and other vendors, including Ultragenyx for the manufacture of setrusumab as described in our 2025 Annual Report in “Item 1. Business—Material Agreements—Agreements with Ultragenyx for Setrusumab”, to assist in the performance of our research and development activities and other services and products for operating purposes. The contracts with CROs generally provide for termination on notice, and therefore are cancelable contracts. We have no manufacturing commitments with CMOs as of September 30, 2026 and December 31, 2025.

Cash Flows

Comparison of the nine months ended September 30, 2026 and 2025

The table below summarizes our cash flows (used in)/provided by operating, investing and financing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
	($'000)	($'000)
Net cash used in operating activities	$(14,406)	$(23,289)
Net cash used in investing activities	(300)	(20)
Net cash provided by financing activities	—	288
Effect of exchange rate changes	(189)	1,917
Decrease in cash and cash equivalents	$(14,895)	$(21,104)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $14.4 million, a decrease of $8.9 million from $23.3 million in the nine months ended September 30, 2025. This decrease is principally due to lower cash bonus payments of approximately $2.0 million, receipt of a $1.0 million option fee pursuant to the Sentynl Agreement and lower net operating cash flows of approximately $7.7 million, reflecting reduced R&D and General and administrative expenses in the period. These decreases were partially offset by receipt of $1.8 million in additional in R&D tax credits in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $0.3 million, an increase of $0.3 million from less than $0.1 million in the nine months ended September 30, 2025. These cash flows primarily relate to payments to acquire intangible assets in both periods, net of the proceeds from the partial out-licensing of vantictumab in the nine months ended September 30, 2025.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was less than $0.1 million, compared to net cash provided by financing activities of $0.3 million in the nine months ended September 30, 2025. The decrease primarily represents the $0.5 million received upon exercise of the 2020 Novartis Warrants in the nine months ended September 30, 2025, net of transaction costs.

Operating and Capital Expenditure Requirements

As of September 30, 2026, we had an accumulated deficit of $520.4 million. We expect to continue to report significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval of our product candidates and any future product candidates we develop.

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

•
potentially establish a sales, marketing, and distribution infrastructure and scale-up manufacturing capabilities to commercialize or co-commercialize any product candidates for which we may obtain regulatory approval and choose to commercialize directly;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2026.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2026.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 15, Commitments and contingencies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report under the caption “Legal Proceedings—Putative Securities Class Action” is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three-month period ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

10.1*††	Option and License Agreement, dated August 11, 2026 between Mereo BioPharma 4 Limited and Sentynl Therapeutics, Inc.

10.2*	Affiliate Guaranty, dated August 11, 2026 between Zydus Pharmaceuticals (USA) Inc. and Mereo BioPharma 4 Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

†† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) or Item 601(a)(5) of Regulation S-K because they are not material and they are the type of information that the Registrant treats as private or confidential. The Company agrees to furnish supplementally to the Commission a copy of any omissions upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 9, 2026.

MEREO BIOPHARMA GROUP PLC

Date: November 9, 2026	/s/ Denise Scots-Knight
Denise Scots-Knight
Chief Executive Officer

Date: November 9, 2026	/s/ Christine Fox
Christine Fox
Chief Financial Officer